Form 10-Q
period 2016-03-31
PARKWAY PROPERTIES INC
filed 2016-05-05
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended March 31, 2016
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

There were 111,718,373 shares of Common Stock, $.001 par value, and 4,213,104 shares of Limited Voting Stock, $.001 par value, outstanding at April 29, 2016.

PARKWAY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2016

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that are not in the present or past tense or discuss the Company's expectations (including the use of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “project,” “result,” “seek,” “should,” “will,” or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company's current belief as to the outcome and timing of future events. Examples of forward-looking statements include projected capital resources; projected profitability and portfolio performance; estimates of market rental rates; projected capital improvements; expected sources of financing; expectations as to the timing of closing of acquisitions, dispositions or other transactions, including the proposed merger (the "Merger") between Cousins Properties Incorporated ("Cousins") and the Company and the subsequent spin-off (the "Spin-Off", and together with the Merger, the "Merger Transaction"); the ability to complete acquisitions and dispositions, including the proposed Merger Transaction, and the risks associated therewith; statements about the benefits of the proposed Merger Transaction, including future financial and operating results, plans, objectives, expectations, and intentions; and the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations. Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to, the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets; the actual or perceived impact of U.S. monetary policy; competition in the leasing market; the demand for and market acceptance of our properties for rental purposes; oversupply of office properties in our geographic markets; the amount and growth of our expenses; customer financial difficulties and general economic conditions, including increasing interest rates and changes in prices of commodities, as well as economic conditions in our geographic markets; defaults or non-renewal of leases; risks associated with joint venture partners; risks associated with the ownership and development of real property, including risks related to natural disasters; risks associated with property acquisitions; the failure to acquire or sell properties as and when anticipated; illiquidity of real estate; termination or non-renewal of property management contracts; the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties; the outcome of claims and litigation involving or affecting us; the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate businesses, including the proposed Merger Transaction; risks associated with the ability to consummate the proposed Merger Transaction and the transactions contemplated thereby; the ability to realize anticipated benefits and synergies of the proposed Merger Transaction; the potential impact of announcement or consummation of the proposed Merger Transaction on relationships, including with tenants, employees, customers, and competitors; compliance with environmental and other regulations, including real estate and zoning laws; our inability to obtain financing; our inability to use net operating loss carryforwards; the unfavorable outcome of any legal proceedings that have been or may be instituted against Cousins, Parkway or any company spun-off by the combined company; our failure to maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”); and other risks and uncertainties detailed from time to time in our SEC filings. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and financial results could differ materially from those expressed in any forward-looking statement. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Real estate related investments:
Office properties	$3,220,552	$3,332,021
Accumulated depreciation	(330,231)	(308,772)
Total real estate related investments, net	2,890,321	3,023,249

Mortgage loan receivable	3,310	3,331
Investment in unconsolidated joint ventures	45,767	39,592
Cash and cash equivalents	251,499	74,961
Receivables and other assets	304,509	299,709
Intangible assets, net	132,021	146,688
Assets held for sale	—	21,373
Management contract intangibles, net	189	378
Total assets	$3,627,616	$3,609,281

Liabilities
Notes payable to banks, net	$543,196	$542,880
Mortgage notes payable, net	1,234,599	1,235,502
Accounts payable and other liabilities	173,813	193,685
Liabilities related to assets held for sale	—	1,003
Total liabilities	1,951,608	1,973,070

Equity
Parkway Properties, Inc. stockholders' equity:
Common stock, $.001 par value, 215,500,000 shares authorized and 111,713,277 and 111,631,153 shares issued and outstanding in 2016 and 2015, respectively	112	112
Limited voting stock, $.001 par value, 4,500,000 authorized and 4,213,104 shares issued and outstanding	4	4
Additional paid-in capital	1,856,271	1,854,913
Accumulated other comprehensive loss	(10,307)	(6,199)
Accumulated deficit	(419,619)	(460,131)
Total Parkway Properties, Inc. stockholders' equity	1,426,461	1,388,699
Noncontrolling interests	249,547	247,512
Total equity	1,676,008	1,636,211
Total liabilities and equity	$3,627,616	$3,609,281

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Income from office properties	$109,628	$116,915
Management company income	1,436	2,765
Sale of condominium units	—	4
Total revenues	111,064	119,684
Expenses
Property operating expenses	42,933	44,994
Management company expenses	674	2,720
Cost of sales – condominium units	—	202
Depreciation and amortization	41,940	49,136
Impairment loss on real estate	—	1,000
General and administrative	6,999	8,884
Acquisition costs	—	471
Total expenses	92,546	107,407
Operating income	18,518	12,277
Other income and expenses
Interest and other income	244	170
Equity in earnings of unconsolidated joint ventures	249	162
Net gains on sale of real estate	63,020	14,316
Gain on extinguishment of debt	—	79
Interest expense	(16,915)	(19,198)
Income before income taxes	65,116	7,806
Income tax expense	(575)	(192)
Net income	64,541	7,614
Net income attributable to noncontrolling interests – unit holders	(2,655)	(348)
Net (income) loss attributable to noncontrolling interests – real estate partnerships	(493)	9
Net income for Parkway Properties, Inc. and attributable to common stockholders	$61,393	$7,275

Net income	$64,541	$7,614
Other comprehensive loss	(4,287)	(3,223)
Comprehensive income	60,254	4,391
Comprehensive income attributable to noncontrolling interests	(2,969)	(169)
Comprehensive income attributable to common stockholders	$57,285	$4,222

Net income per common share attributable to Parkway Properties, Inc.:
Basic net income per common share attributable to Parkway Properties, Inc.	$0.55	$0.07
Diluted net income per common share attributable to Parkway Properties, Inc.	$0.55	$0.07
Weighted average shares outstanding:
Basic	111,658	111,216
Diluted	116,687	116,531
See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders' Equity
	Common Stock	Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$112	$4	$1,854,913	$(6,199)	$(460,131)	$247,512	$1,636,211
Net income	—	—	—	—	61,393	3,148	64,541
Other comprehensive loss	—	—	—	(4,108)	—	(179)	(4,287)
Common dividends declared – $0.1875 per share	—	—	—	—	(20,881)	(909)	(21,790)
Share-based compensation	—	—	1,358	—	—	—	1,358
Distributions to noncontrolling interests	—	—	—	—	—	(25)	(25)
Balance at March 31, 2016	$112	$4	$1,856,271	$(10,307)	$(419,619)	$249,547	$1,676,008

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$64,541	$7,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,940	49,136
Amortization of below market leases, net	(2,229)	(4,359)
Amortization of financing costs	768	705
Amortization of debt premium, net	(3,416)	(3,025)
Non-cash adjustment for interest rate swaps	(16)	248
Share-based compensation	1,358	1,453
Deferred income taxes	149	194
Net gains on sale of real estate	(63,020)	(14,316)
Impairment loss on real estate	—	1,000
Gain on extinguishment of debt	—	(79)
Equity in earnings of unconsolidated joint ventures	(249)	(162)
Distributions of income from unconsolidated joint ventures	640	1,042
Change in deferred leasing costs	(9,525)	(4,348)
Changes in operating assets and liabilities:
Change in receivables and other assets	(6,035)	(3,546)
Change in accounts payable and other liabilities	(18,456)	(22,295)
Net cash provided by operating activities	6,450	9,262
Investing activities
Proceeds from mortgage loan receivable	21	22
Investment in unconsolidated joint ventures, net	489	(598)
Distributions of capital from unconsolidated joint ventures	19,972	63
Investment in real estate	—	(142,386)
Proceeds from sale of real estate	191,741	36,469
Real estate development	(730)	(10,707)
Improvements to real estate	(21,275)	(10,983)
Net cash provided by (used in) investing activities	190,218	(128,120)
Financing activities
Principal payments on mortgage notes payable	(3,653)	(17,344)
Proceeds from mortgage notes payable	5,764	2,069
Proceeds from bank borrowings	—	153,702
Payments on bank borrowings	—	(42,202)
Debt financing costs	(227)	(1,050)
Dividends paid on common stock	(21,080)	(20,928)
Dividends paid on common units of Operating Partnership	(909)	(977)
Contributions from noncontrolling interest partners	—	2,125
Distributions to noncontrolling interest partners	(25)	(5,894)
Other	—	(209)
Net cash (used in) provided by financing activities	(20,130)	69,292
Change in cash and cash equivalents	176,538	(49,566)
Cash and cash equivalents at beginning of period	74,961	116,241
Cash and cash equivalents at end of period	$251,499	$66,675

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Three Months Ended March 31,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$19,719	$21,871
Cash paid for income taxes	157	271
Supplemental schedule of non-cash investing and financing activity:
Operating Partnership units converted to common stock	—	6,337
Transfer of assets classified as held for sale, net	21,373	49,578
Transfer of liabilities classified as held for sale, net	1,003	24,340
Deconsolidation of ownership interest in Courvoisier Centre	27,026	—

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2016

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Parkway Properties, Inc. (the "Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States.  At April 1, 2016, the Company owned or had an interest in a portfolio of 34 office properties located in six states with an aggregate of approximately 14.0 million square feet of leasable space. The Company offers fee-based real estate services through its wholly owned subsidiaries, which in total managed and/or leased approximately 2.7 million square feet primarily for third-party property owners at April 1, 2016. Unless otherwise indicated, all references to square feet represent net rentable area.

The Company is the sole, indirect general partner of Parkway Properties LP, (the "Operating Partnership" or "Parkway LP") and, as of March 31, 2016, owned a 95.9% interest in the Operating Partnership. Substantially all of the assets of the Company are owned by the Operating Partnership. The remaining 4.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to limited partners in exchange for acquisitions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

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

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. These financial statements should be read in conjunction with the 2015 annual report on Form 10-K and the audited financial statements included therein and the notes thereto.

The balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impairment Loss on Real Estate

During the three months ended March 31, 2015, the Company recorded a $1.0 million impairment loss on real estate in connection with the excess of its carrying value over its estimated fair value of City Centre, an office property located in Jackson, Mississippi. The Company did not record any impairment losses on real estate during the three months ended March 31, 2016.

Reclassifications

Certain reclassifications have been made in the 2015 consolidated financial statements to conform to the 2016 classifications with no impact on previously reported net income or equity.

Recent Accounting Pronouncements

Adopted

In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-02, "Amendments to the Consolidated Analysis." This update amends consolidation guidance which makes changes to both the variable interest model and the voting model. The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. The Company adopted this update on January 1, 2016. The new standard must be applied using a modified retrospective approach by recording either a cumulative-effect adjustment to equity as of the beginning of the period of adoption or retrospectively to each period presented. As a result of the adoption of this guidance, the Company determined that Parkway Properties Office Fund II, L.P. ("Fund II") and the Operating Partnership are variable interest entities. The Operating Partnership is considered to be the primary beneficiary for both entities. The adoption of this guidance does not impact the Company's consolidated financial statements as the Company will continue to consolidate Fund II and the Operating Partnership in its consolidated financial statements. As of March 31, 2016 and December 31, 2015, Fund II had total assets of $472.8 million and $536.5 million, respectively, and total liabilities of $256.5 million and $294.1 million, respectively.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The Company adopted this update on January 1, 2016. Retrospective application of the guidance set forth in this update is required and resulted in a reclassification of the deferred financing costs previously recorded in receivables and other assets within the consolidated balance sheets to a direct deduction from the carrying amount of debt within total liabilities. The impact of this adoption on the Company's previously reported period is as follows (in thousands):

Balance Sheet Classification	As previously filed on December 31, 2015 Consolidated Balance Sheet	Impact of Adoption of ASU No. 2015-03	As adjusted on December 31, 2015 Consolidated Balance Sheet
Receivables and Other Assets	$309,663	$(9,954)	$299,709
Notes Payable to Banks	$550,000	$(7,120)	$542,880
Mortgage Notes Payable	$1,238,336	$(2,834)	$1,235,502

Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods. The Company is currently assessing this guidance for future implementation.

In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting," ("ASU 2016-07"). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, no retroactive adjustment of the investment is required. ASU 2016-17 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The Company is currently assessing this guidance for future implementation.

Note 2 – Investment in Office Properties

At March 31, 2016, investment in office properties included 32 office properties located in six states.

On January 22, 2016, the Company sold 5300 Memorial, an office property located in Houston, Texas, for a gross sale price of $33.0 million, and recognized a gain of approximately $20.5 million during the three months ended March 31, 2016. As of December 31, 2015, the Company recorded assets held for sale and liabilities related to assets held for sale related to this property of $12.0 million and $398,000, respectively.

On January 22, 2016, the Company sold Town and Country, an office property located in Houston, Texas, for a gross sale price of $27.0 million, and recognized a gain of approximately $17.3 million during the three months ended March 31, 2016. As of December 31, 2015, the Company recorded assets held for sale and liabilities related to assets held for sale related to this property of $9.4 million and $605,000, respectively.

On February 5, 2016, the Company sold 80% of its interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, to a joint venture with a third party investor at a gross asset value of $175.0 million. Simultaneous with the closing of the joint venture transaction, the joint venture closed on a $106.5 million first mortgage secured by the asset, which has a fixed interest rate of 4.6%, matures in March 2026 and is interest-only through maturity. The recapitalization of Courvoisier Centre resulted in net proceeds to the Company of $154.3 million. The Company retained a 20% noncontrolling ownership interest in the property. The Company deconsolidated the asset, recognized a gain on the 80% interest sold of approximately $25.3 million during the three months ended March 31, 2016, and reflected the 20% retained noncontrolling interest as an equity method investment based on its original investment. The deconsolidation of the asset and the establishment of the equity method investment is represented in the Company's supplemental schedule of non-cash investing activities.

Note 3 – Mortgage Loan Receivable

On June 3, 2013, the Company issued a $13.9 million first mortgage loan to the US Airways Building Tenancy in Common, which is secured by the US Airways Building, an office building located in Phoenix, Arizona in which the Company owns a 74.6% interest, with US Airways owning the remaining 25.4% interest in the building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. As of March 31, 2016 and December 31, 2015, the balance of the mortgage loan was $13.0 million and $13.1 million, respectively. Because the Company acts as both the lender and the borrower for this mortgage loan, its share of the mortgage loan is not reflected on the Company's consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the balance of the Company's mortgage loan receivable was $3.3 million.

Note 4 – Investment in Unconsolidated Joint Ventures

In addition to the 32 office properties included in the consolidated financial statements, the Company was also invested in four unconsolidated joint ventures, which own two properties, as of March 31, 2016. Accordingly, the assets and liabilities of the joint ventures are not included on the Company's consolidated balance sheets at March 31, 2016 and December 31, 2015. Information relating to these unconsolidated joint ventures is summarized below (dollars in thousands):

Joint Venture Entity	Location	Parkway's Ownership%	Investment Balance at March 31, 2016	Investment Balance at December 31, 2015
US Airways Building Tenancy in Common ("US Airways Building")	Phoenix, AZ	74.58%	$38,131	$38,472
7000 Central Park JV LLC ("7000 Central Park") (1)	Atlanta, GA	40.00%	124	120
Tryon Place, LLC (2)	Charlotte, NC	14.80%	1,000	1,000
Courvoisier Centre JV, LLC ("Courvoisier Joint Venture")	Miami, FL	20.00%	6,512	—
			$45,767	$39,592
(1) The Company and its joint venture partner sold 7000 Central Park on November 6, 2015.
(2) On December 23, 2015, the Company entered into a joint venture agreement with a third party investor for the purpose of exploring a development opportunity in Charlotte, North Carolina.

The following table summarizes the balance sheets of the unconsolidated joint ventures at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Cash	$1,756	$559
Restricted cash	44	—
Real estate, net	213,953	46,087
Intangible assets, net	9,572	2,265
Receivables and other assets	11,872	3,513
Total assets	$237,197	$52,424

Mortgage debt	$118,063	$13,105
Other liabilities	9,421	466
Partners' equity	109,713	38,853
Total liabilities and partners' equity	$237,197	$52,424

The following table summarizes the statements of operations of the unconsolidated joint ventures for the three months ended March 31, 2016 and March 31, 2015 (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$3,623	$2,967
Operating expenses	(1,388)	(1,035)
Depreciation and amortization	(1,541)	(2,151)
Operating income (loss) before other income and expenses	694	(219)
Interest expense	(848)	(249)
Loan cost amortization	(25)	(43)
Net loss	$(179)	$(511)

In the Courvoisier Joint Venture, the Company's share of the joint venture partner's equity is $6.5 million and the excess investment is $7.7 million at March 31, 2016. "Excess Investment" represents the unamortized difference of the Company's investment over the share of the equity in the underlying net assets of the joint venture and is allocated on a fair value basis primarily to investment property and lease related intangibles. The Company amortizes the excess investment over the life of the related depreciable components of investment property, typically no greater than 39 years, or the terms of the applicable leases, respectively. The amortization is included in the reported amount of equity in earnings from unconsolidated joint ventures.

Note 5 – Capital and Financing Transactions

Notes Payable to Banks, Net

At March 31, 2016 and December 31, 2015, the carrying amounts of the Company's notes payable to banks, net were $543.2 million and $542.9 million, respectively, including $550.0 million outstanding under the following term loans (in thousands):

Credit Facilities	Interest Rate	Initial Maturity	Outstanding Balance at March 31, 2016	Outstanding Balance at December 31, 2015
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—	$—
$450.0 Million Revolving Credit Facility	1.7%	03/30/2018	—	—
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000	250,000
$200.0 Million Five-Year Term Loan	1.8%	06/26/2020	200,000	200,000
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000	100,000
Notes payable outstanding			550,000	550,000
Unamortized debt issuance costs, net			(6,804)	(7,120)
Notes payable to banks, net			$543,196	$542,880

Mortgage Notes Payable, Net

At March 31, 2016, the Company had $1.2 billion of mortgage notes payable, net secured by office properties, including unamortized net premiums on debt acquired of $16.5 million and unamortized debt issuance costs of $2.6 million, with a weighted average interest rate of 4.0%.

Fund II drew approximately $5.8 million on its construction loan secured by the Hayden Ferry Lakeside III development in the Tempe submarket of Phoenix, Arizona during the three months ended March 31, 2016. As of March 31, 2016, the balance of the construction loan payable was approximately $37.2 million.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 6 — Fair Values of Financial Instruments," for the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of March 31, 2016 and December 31, 2015.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2016	2015
Amount of loss recognized in other comprehensive income on derivatives	$(5,676)	$(5,105)
Net loss reclassified from accumulated other comprehensive income into earnings	$1,363	$1,858
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$26	$24

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

Fair values of financial instruments were as follows (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$251,499	$251,499	$74,961	$74,961
Mortgage loan receivable	3,310	3,310	3,331	3,331
Interest rate swap agreements	—	—	474	474
Financial Liabilities:
Mortgage notes payable, net	$1,234,599	$1,245,223	$1,235,502	$1,235,553
Notes payable to banks, net	543,196	555,288	542,880	548,414
Interest rate swap agreements	12,824	12,824	9,026	9,026

The methods and assumptions used to estimate fair value for each class of financial asset or liability are discussed below:

Cash and cash equivalents:  The carrying amount for cash and cash equivalents approximates fair value.

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

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Basic net income attributable to common stockholders	$61,393	$7,275
Effect of net income attributable to noncontrolling interests - unit holders	2,655	348
Diluted net income attributable to common stockholders	$64,048	$7,623
Denominator:
Basic weighted average shares outstanding	111,658	111,216
Effect of Operating Partnership units	4,833	5,114
Effect of RSUs	196	189
Effect of restricted shares	—	6
Effect of deferred incentive share units	—	6
Diluted adjusted weighted average shares outstanding	116,687	116,531

Basic net income per common share attributable to Parkway Properties, Inc.	$0.55	$0.07
Diluted net income per common share attributable to Parkway Properties, Inc.	$0.55	$0.07

The computation of diluted EPS for the three months ended March 31, 2016 and 2015 does not include the effect of employee stock options and LTIP units, as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in "Note 9 — Share-Based and Long-Term Compensation Plans."

Note 8 – Income Taxes

The Company elected to be taxed as a REIT under the Code.  In January 1998, the Company completed its reorganization into an umbrella partnership real estate investment trust ("UPREIT") structure under which substantially all of the Company’s real estate assets are owned by the Operating Partnership. Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly owned subsidiary. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its "REIT taxable income," subject to certain adjustments and excluding any net capital gain to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company believes that it was in compliance with all REIT requirements at March 31, 2016 and December 31, 2015. As a REIT, the Company generally will not be subject to corporate level U.S. federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes on its undistributed taxable income.

The Operating Partnership is a pass-through entity generally not subject to U.S. federal and state income taxes, as all of the taxable income, gains and deductions are passed through its partners. However, the Operating Partnership is subject to certain income taxes in Texas.

In addition, the Company has elected to treat certain consolidated subsidiaries as taxable REIT subsidiaries ("TRSs"), which are tax paying entities for income tax purposes and are taxed separately from the Company. TRSs may participate in non-real estate related activities and/or perform non-customary services for customers and are subject to U.S. federal and state income tax at regular corporate tax rates.

The Company’s provision for income taxes was $575,000 and $192,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 9 – Share-Based and Long-Term Compensation Plans

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

The 2015 Equity Plan authorizes the following types of awards: (1) stock options, including nonstatutory stock options and incentive stock options; (2) stock appreciation rights ("SARs"); (3) restricted shares; (4) RSUs; (5) LTIP units; (6) dividend equivalent rights; and (7) other forms of awards payable in or denominated by reference to shares of common stock. Full value awards, i.e., awards other than options and SARs, vest over a period of three years or longer, except that any full value awards subject to performance-based vesting must become vested over a period of one year or longer. The Compensation Committee of the Board of Directors of the Company (the "Board") may waive vesting requirements upon a participant’s death, disability, retirement, or other specified termination of service or upon a change in control.

Through March 31, 2016, the Company had stock options, RSUs and LTIP units outstanding under the 2015 Equity Plan, each as described below.

Long-Term Equity Incentives

At March 31, 2016, a total of 1,293,750 shares underlying stock options had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan, of which 431,250 options remain unvested, and 862,500 options remain unexercised. The unvested stock options are valued at $1.8 million, which equates to an average price per option of $4.17. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service.

At March 31, 2016, a total of 536,764 time-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan. The time-vesting RSUs are valued at $8.3 million, which equates to an average price per share of $15.51.

At March 31, 2016, a total of 555,076 LTIP units had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan. LTIP units are a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which applicable total shareholder return ("TSR") performance measures are achieved during the performance period. Grant date fair values of the LTIP units are estimated and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized to expense over the period from the grant date to the date at which the awards, if any, would become vested. The LTIP units are valued at $3.8 million, which equates to an average price per share of $6.80.

At March 31, 2016, a total of 336,240 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan. The performance-vesting RSUs are valued at $2.1 million, which equates to an average price per share of $6.20. Each performance-vesting RSU will vest based on the attainment of TSR performance measures during the applicable performance period, subject to the grantee's continued service.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $1.5 million and $1.7 million was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income during the three months ended March 31, 2016 and 2015, respectively. Total compensation expense related to non-vested awards not yet recognized was $8.7 million at March 31, 2016. The weighted average period over which this expense is expected to be recognized is approximately 1.7 years.

A summary of the Company's restricted shares, stock options, RSUs, and LTIP unit activity for the three months ended March 31, 2016 is as follows:

	Restricted Shares		Stock Options		Time-Vesting RSUs		Performance-Vesting RSUs		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2015	5,189	$13.65	1,293,750	$4.17	386,748	$18.09	215,527	$8.11	447,938	$8.58
Granted	—	—	—	—	247,520	12.47	164,640	4.66	206,640	4.77
Vested / Exercised	(5,189)	13.65	(431,250)	4.17	(93,904)	18.21	—	—	—	—
Forfeited	—	—	—	—	(3,600)	14.13	(6,000)	5.57	—	—
TSR Not Achieved	—	—	—	—	—	—	(37,927)	10.50	(99,502)	10.60
Balance at March 31, 2016	—	$—	862,500	$4.17	536,764	$15.51	336,240	$6.20	555,076	$6.80

Note 10 – Related Party Transactions

On May 18, 2011, the Company closed on the Contribution Agreement pursuant to which Eola Capital, LLC ("Eola") contributed its property management company (the “Management Company”) to the Company. In connection with the Eola contribution of its Management Company to the Company, a subsidiary of the Company made a $3.5 million preferred equity investment in an entity 21% owned by Mr. Heistand, and which is included in receivables and other assets on the Company's consolidated balance sheets. This investment provides that the Company will be paid a preferred equity return equal to 7% per annum of the preferred equity outstanding. For the three months ended March 31, 2016 and 2015, the Company received preferred equity distributions on this investment in the aggregate amounts of approximately $61,000. This preferred equity investment was approved by the Board, and recorded as a cost method investment in receivables and other assets on the balance sheet.

Certain of the Company's executive officers own interests in properties that are managed and leased by the Management Company. The Company recorded approximately $79,000 and $138,000 in management fees and $195,000 and $294,000 in reimbursements related to the management and leasing of these assets for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, the Company recorded management fees and reimbursements, net of elimination, related to the unconsolidated joint ventures of approximately $107,000 and $149,000, respectively.

On March 30, 2016, the Company paid $250,000 to TPG VI Management, LLC as payment of a quarterly monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, as amended, which provides that the monitoring fee be payable entirely in cash. The monitoring fee, which is paid quarterly when the Company pays its common stock dividend, is in lieu of director fees otherwise payable to the TPG VI Pantera Holdings, L.P.–nominated members of the Board.

Note 11 - Commitments and Contingencies

The Company and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. The Company does not believe that any such litigation will materially affect our financial position or operations.

At March 31, 2016, the Company had future obligations under leases to fund tenant improvements and leasing commissions of $52.1 million and $2.0 million, respectively.

Note 12 – Subsequent Events

Mortgage Debt Repayments

On April 6, 2016, the Company paid in full the $114.0 million mortgage debt secured by CityWestPlace I and II and expects to recognize a gain on extinguishment of debt during the second quarter of 2016.

On April 11, 2016, the Company paid in full the $47.9 million mortgage debt secured by Lincoln Place and expects to recognize a gain on extinguishment of debt during the second quarter of 2016.

Merger with Cousins Properties Incorporated

On April 28, 2016, the Company, the Operating Partnership, Cousins Properties Incorporated ("Cousins") and Clinic Sub Inc., a wholly owned subsidiary of Cousins ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which the Company will merge with and into Merger Sub (the "Merger"), with Merger Sub continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Cousins. Pursuant to the Merger Agreement, at the closing time of the Merger (the "Effective Time"), each share of the Company's common stock and each share of the Company's limited voting stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 1.63 newly issued shares of Cousins common stock, par value $1.00 per share, and 1.63 newly issued shares of Cousins limited voting preferred stock, par value $1.00 per share, respectively. Holders of the Operating Partnership units will be entitled to exercise their rights to redeem their Operating Partnership units prior to the Effective Time and, upon such redemption, will be entitled to receive shares of the Company's common stock that will be converted into Cousins common stock as described above.

Pursuant to the Merger Agreement, on the business day following the Effective Time, Cousins will separate from the combined businesses (the "combined company") the portion of the combined businesses relating to the ownership of real properties in Houston, Texas (the "Houston Business", and such separation, the "Separation"). After the Separation, Cousins will distribute pro rata to its stockholders (which include all stockholders of the combined company) all of the outstanding voting shares of common stock of an entity ("HoustonCo") containing the Houston Business (the "Spin-Off", and together with the Merger and the related transactions, the "Merger Transaction"). Cousins (or a subsidiary of Cousins) will retain all of the shares of a class of non-voting preferred stock of HoustonCo, upon the terms and subject to the conditions of the Merger Agreement. After the Spin-Off, HoustonCo will be a separate, publicly-traded entity, and both Cousins and HoustonCo intend to operate prospectively as UPREITs.

The Merger Agreement contains customary representations and warranties by each party. The Company and Cousins have also agreed to various customary covenants and agreements, including, among others, to conduct their respective businesses in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the Effective Time, to not engage in certain kinds of transactions during this period and to maintain REIT status. Additionally, the Company has agreed to use commercially reasonable efforts to sell certain of its properties prior to the Effective Time, upon the terms and subject to the conditions of the Merger Agreement. The Company and Cousins have also agreed that, prior to the Effective Time, each may continue to pay their regular quarterly dividends, but may not increase the amounts, except to the extent required to maintain REIT status. The parties will coordinate record and payment dates for all pre-closing dividends.

The Merger Transaction is subject to certain closing conditions, including but not limited to stockholder approval by the stockholders of each of the Company and Cousins. As a result, the Company can provide no assurances when the Merger Transaction will close, if at all. Pursuant to the Merger Agreement, if the Merger Agreement is terminated for certain reasons, then under certain circumstances the Company may be required to pay Cousins a termination fee of $65 million or an expense amount of $20 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway Properties, Inc. (and collectively, with its subsidiaries, including Parkway Properties LP, "we", "our", or "us") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States. At April 1, 2016, we owned or had an interest in 34 office properties located in six states with an aggregate of approximately 14.0 million square feet of leasable space. We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 2.7 million square feet primarily for third-party property owners at April 1, 2016. Unless otherwise indicated, all references to square feet represent net rentable area.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings. At April 1, 2016, occupancy of our office portfolio was 89.0%, compared to 90.7% at January 1, 2016 and 89.3% at April 1, 2015. Not included in the April 1, 2016 occupancy rate is the impact of 21 signed leases through April 1, 2016 totaling 244,740 square feet expected to take occupancy between now and the third quarter of 2018, of which the majority will commence during the second and third quarters of 2016. Including these signed leases, our portfolio was 90.8% leased at April 1, 2016. Our average occupancy for the three months ended March 31, 2016, was 89.0%.

During the first quarter of 2016, 23 leases were renewed totaling 280,000 rentable square feet at an average annual rental rate per square foot of $32.98 and at an average cost of $4.16 per square foot per year of the lease term.

During the first quarter of 2016, eight expansion leases were signed totaling 25,000 rentable square feet at an average annual rental rate per square foot of $33.90 and at an average cost of $6.03 per square foot per year of the lease term.

During the first quarter of 2016, 12 new leases were signed totaling 80,000 rentable square feet at an average annual rental rate per square foot of $36.69 and at an average cost of $7.38 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates. Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time. As leases expire, we seek to replace existing leases with new leases at the current market rental rate. For our properties owned as of April 1, 2016, management estimates that we have approximately $1.94 per square foot in annual rental rate embedded growth in our office property leases. Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

The following table represents the embedded growth by lease expiration year for our portfolio including consolidated and unconsolidated joint ventures:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (in thousands)	Number of Leases	Weighted Average Expiring Gross Rental Rate per Net Rentable Square Foot	Weighted Average Estimated Market Rent per Net Rentable Square Foot (1)
2016	615	4.4%	$19,913	192	$32.38	$33.09
2017	1,161	8.3%	35,145	148	30.27	32.72
2018	1,191	8.5%	39,117	151	32.84	33.88
2019	1,201	8.6%	40,636	111	33.84	34.34
2020	1,068	7.6%	36,293	119	33.98	35.43
2021	1,489	10.6%	47,626	73	31.99	34.36
Thereafter	5,775	41.1%	186,916	166	32.37	34.70
Total	12,500	89.1%	$405,646	960	$32.45	$34.39
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

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases and reduced leasing costs. We estimate that it costs two to three times more to replace an existing customer with a new one than to retain the existing customer. In making this estimate, we take into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase. Therefore, we focus a great amount of energy on customer retention. We seek to retain our customers by continually focusing on operations at our office properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Our customer retention rate was 55.2% for the quarter ended March 31, 2016, as compared to 81.9% for the quarter ended December 31, 2015, and 81.1% for the quarter ended March 31, 2015.

Recent Significant Activity

Merger with Cousins Properties Incorporated

On April 28, 2016, we, Parkway Properties LP ("the Operating Partnership"), Cousins Properties Incorporated ("Cousins") and Clinic Sub Inc., a wholly owned subsidiary of Cousins ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which we will merge with and into Merger Sub (the "Merger"), with Merger Sub continuing as the surviving corporation of the Merger and a wholly owned subsidiary of Cousins. Pursuant to the Merger Agreement, at the closing time of the Merger (the "Effective Time"), each share of our common stock and each share of our limited voting stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 1.63 newly issued shares of Cousins common stock, par value $1.00 per share, and 1.63 newly issued shares of Cousins limited voting preferred stock, par value $1.00 per share, respectively. Holders of our Operating Partnership units will be entitled to exercise their rights to redeem their Operating Partnership units prior to the Effective Time and, upon such redemption, will be entitled to receive shares of our common stock that will be converted into Cousins common stock as described above.

Pursuant to the Merger Agreement, on the business day following the Effective Time, Cousins will separate from the combined businesses (the "combined company") the portion of the combined businesses relating to the ownership of real properties in Houston, Texas (the "Houston Business", and such separation, the "Separation"). After the Separation, Cousins will distribute pro rata to its stockholders (which include all stockholders of the combined company) all of the outstanding voting shares of common stock of an entity ("HoustonCo") containing the Houston Business (the "Spin-Off", and together with the Merger and the related transactions, the ("Merger Transaction"). Cousins (or a subsidiary of Cousins) will retain all of the shares of a class of non-voting preferred stock of HoustonCo, upon the terms and subject to the conditions of the Merger Agreement. After the Spin-Off, HoustonCo will be a separate, publicly-traded entity, and both Cousins and HoustonCo intend to operate prospectively as umbrella partnership real estate investment trusts.

The Merger Agreement contains customary representations and warranties by each party. We and Cousins have also agreed to various customary covenants and agreements, including, among others, to conduct our respective businesses in the ordinary course consistent with past practice during the period between the execution of the Merger Agreement and the Effective Time, to not engage in certain kinds of transactions during this period and to maintain REIT status. Additionally, we have agreed to use commercially reasonable efforts to sell certain of our properties prior to the Effective Time, upon the terms and subject to the conditions of the Merger Agreement. We and Cousins have also agreed that, prior to the Effective Time, each of us may continue to pay our respective regular quarterly dividends, but may not increase the amounts, except to the extent required to maintain REIT status. We and Cousins will coordinate record and payment dates for all pre-closing dividends.

The Merger Transaction is subject to certain closing conditions, including but not limited to stockholder approval by the stockholders of each of us and Cousins. As a result, we can provide no assurances when the Merger Transaction will close, if at all. Pursuant to the Merger Agreement, if the Merger Agreement is terminated for certain reasons, then under certain circumstances we may be required to pay Cousins a termination fee of $65 million or an expense amount of $20 million.

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

Parkway Properties Office Fund II, L.P.

At March 31, 2016, we had one consolidated partnership structured as a discretionary fund. Parkway Properties Office Fund II L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008. Fund II was structured with The Teacher Retirement System of Texas ("TRST") as a 70% investor and the Operating Partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II currently owns five properties and one development property totaling 2.2 million square feet in Atlanta, Georgia; Phoenix, Arizona; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our Operating Partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III.

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

Joint Ventures

In addition to the 32 office properties included in our consolidated financial statements, we were also invested in four unconsolidated joint ventures, which own two properties, as of March 31, 2016.

On February 5, 2016, we sold 80% of our interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, to a joint venture with a third party investor at a gross asset value of $175.0 million. Simultaneous with the closing of the joint venture transaction, the joint venture closed on a $106.5 million first mortgage secured by the asset, which has a fixed interest rate of 4.6%, matures in March 2026 and is interest only through maturity. The recapitalization of Courvoisier Centre resulted in net proceeds to us of $154.3 million. We retained a 20% noncontrolling ownership interest in the property. We deconsolidated the asset, recognized a gain on the 80% interest sold of approximately $25.3 million during the three months ended March 31, 2016, and reflected the 20% retained noncontrolling interest as an equity method investment based on our original investment.

Financial Condition

Comparison of the three months ended March 31, 2016 to the year ended December 31, 2015.

Assets. During the three months ended March 31, 2016, we continued the execution of our strategy of operating and acquiring office properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value. During the three months ended March 31, 2016, total assets decreased $18.3 million, or 0.5%, as compared to the year ended December 31, 2015.  The primary reason for the decrease was the disposition of two office properties and an interest in one property (see "– Real estate related investments").

Real estate related investments. Our real estate related investments, net decreased $132.9 million, or 4.4%, to a carrying amount of $2.9 billion at March 31, 2016 and consisted of 32 office properties. The primary reason for the decrease during the three months ended March 31, 2016 relates to the sale of 5300 Memorial and Town and Country in Houston, Texas, and the sale of 80% of our interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida which was deconsolidated during the first quarter of 2016, partially offset by building improvements to office properties of approximately $20.6 million.

Mortgage Loan Receivable.  On June 3, 2013, we issued a $13.9 million first mortgage loan to the US Airways Building Tenancy in Common, which is secured by the US Airways Building, a 225,000 square foot office building located in Phoenix, Arizona in which we own a 74.6% interest, with US Airways owning the remaining 25.4% interest in the building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. As of March 31, 2016 and December 31, 2015, the balance of the mortgage loan was $13.0 million and $13.1 million, respectively. Because we act as both the lender and the borrower for this mortgage loan, our share of the mortgage loan is not reflected on our consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the balance of our mortgage loan receivable was $3.3 million.

Investment in Unconsolidated Joint Ventures. In addition to the 32 office properties included in our consolidated financial statements, we were also invested in four unconsolidated joint ventures, which own two properties, as of March 31, 2016. We account for these investments under the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included in our consolidated balance sheet as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the balance of our investment in these joint ventures was $45.8 million and $39.6 million, respectively. The increase in the balance of our investment in unconsolidated joint ventures is primarily due to the sale of 80% of our interest in Courvoisier Centre and forming a joint venture to hold this property whereby we retained a 20% noncontrolling interest.

Cash and Cash Equivalents.  Cash and cash equivalents were $251.5 million and $75.0 million at March 31, 2016 and December 31, 2015, respectively. The increase in cash and cash equivalents of $176.5 million, or 235.5%, during the three months ended March 31, 2016, was primarily due to proceeds received from the sale of 5300 Memorial and Town and Country in Houston, TX, and the sale of 80% of our ownership interest in the Courvoisier Centre complex in Miami, FL during the three months ended March 31, 2016. These proceeds were used in part to pay in full the mortgage debt secured by our CityWestPlace and Lincoln Place properties during the second quarter of 2016.

Receivables and Other Assets. For the three months ended March 31, 2016, receivables and other assets increased $4.8 million, or 1.6%, primarily due to the impact of straight line rent and capitalized lease commissions.

Intangible Assets, Net. For the three months ended March 31, 2016, intangible assets net of related amortization decreased $14.7 million, or 10.0%, and was due primarily to amortization recorded during the period and the disposition of two office properties and an interest in one property.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. As of December 31, 2015, we classified assets held for sale and liabilities related to assets held for sale totaling $21.4 million and $1.0 million, respectively. Assets and liabilities held for sale as of December 31, 2015 relate to 5300 Memorial and Town and Country in Houston, Texas. There were no assets held for sale or liabilities related to assets held for sale as of March 31, 2016.

Management Contract Intangibles, Net.  For the three months ended March 31, 2016, management contract intangibles, net of related amortization, decreased $189,000, or 50.0%, as a result of amortization recorded during the period.

Notes Payable to Banks. Notes payable to banks increased $316,000, or 0.1%, during the three months ended March 31, 2016, as a result of amortization of debt issuance costs recorded during the period.

Mortgage Notes Payable. During the three months ended March 31, 2016, mortgage notes payable decreased $903,000, or 0.1%, due to the following (in thousands):

Increase (Decrease)
Scheduled principal payments	$(3,653)
Amortization of premiums on mortgage debt acquired, net	(3,416)
Increases under the Hayden Ferry Lakeside III construction loan	5,941
Amortization of financing costs	225
$(903)

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

Accounts Payable and Other Liabilities.  For the three months ended March 31, 2016, accounts payable and other liabilities decreased $19.9 million, primarily due to payments made for property taxes.

Equity. Total equity increased $39.8 million or 2.4%, during the three months ended March 31, 2016, as a result of the following (in thousands):

Increase (Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$61,393
Net income attributable to noncontrolling interests	3,148
Other comprehensive loss	(4,287)
Common stock dividends declared	(21,790)
Share-based compensation	1,358
Distributions to noncontrolling interests	(25)
$39,797

Common and Limited Voting Stock. On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the three months ended March 31, 2016, there were no ATM sales under the Sales Agreement.

Shelf Registration Statement.  We have a universal shelf registration statement on Form S-3 (No. 333-193203) that was automatically effective upon filing on January 6, 2014. We may offer an indeterminate number or amount, as the case may be, of (1) shares of common stock, par value $.001 per share; (2) shares of preferred stock, par value $.001 per share; (3) depository shares representing our preferred stock; (4) warrants to purchase common stock, preferred stock or depository shares representing preferred stock; and (5) rights to purchase our common stock, all of which may be issued from time to time on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the "Securities Act").

Results of Operations

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended March 31, 2016 was $61.4 million ($0.55 per basic and diluted common share), compared to net income of $7.3 million $0.07 per basic and diluted common share) for the three months ended March 31, 2015. The increase in net income attributable to common stockholders for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 in the amount of $54.1 million is primarily attributable to an increase in net gains on sale of real estate. The change in income and expense items that comprise net income attributable to common stockholders is discussed in detail below.

Income from Office Properties. The analysis below includes changes attributable to same-store properties and acquisitions and dispositions of office properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as held for sale. At March 31, 2016, same-store properties consisted of 29 properties comprising 12.6 million square feet.

The following table represents revenue from office properties for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% Change
Revenue from office properties:
Same-store properties	$92,515	$92,520	$(5)	—%
Properties acquired	15,254	3,487	11,767	*N/M
Properties disposed	1,859	20,908	(19,049)	(91.1)%
Total revenue from office properties	$109,628	$116,915	$(7,287)	(6.2)%
*N/M – Not Meaningful

Revenue from office properties for same-store properties decreased $5,000 for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Property Operating Expenses. The following table represents property operating expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% Change
Expense from office properties:
Same-store properties	$36,849	$33,760	$3,089	9.1%
Properties acquired	5,035	1,516	3,519	*N/M
Properties disposed	1,049	9,718	(8,669)	(89.2)%
Total expense from office properties	$42,933	$44,994	$(2,061)	(4.6)%
*N/M – Not Meaningful

Property operating expenses for same-store properties increased $3.1 million, or 9.1%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, and is primarily due to increases in property taxes.

Management Company Income and Expenses.  Management company income decreased $1.3 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, and is primarily due to the termination of certain Eola Capital, LLC management contracts. Management company expenses decreased $2.0 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, and is primarily due to a decrease in salary expense associated with personnel formerly employed at assets for which the related management contracts have been terminated.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office properties decreased $7.2 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The primary reason for the decrease is due to the disposition of 17 office properties in 2015 and two office properties and an interest in one property during the three months ended March 31, 2016, partially offset by the acquisition of three office properties in 2015.

Impairment Loss on Real Estate. During the three months ended March 31, 2015, we recorded a $1.0 million impairment loss on real estate in connection with the excess of our carrying value over our estimated fair value of City Centre, a 266,000 square foot office property located in Jackson, Mississippi. We did not record any impairment losses on real estate during the three months ended March 31, 2016.

General and Administrative Expense. General and administrative expense decreased $1.9 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, and is primarily due to decreases in salaries, travel and professional expenses.

Acquisition Costs. Acquisition costs decreased $471,000 for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, due to a decrease in the volume of acquisition activity during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Net Gains on Sale of Real Estate. Net gains on sale of real estate were $63.0 million during the three months ended March 31, 2016, as compared to $14.3 million for the three months ended March 31, 2015.

On January 22, 2016, we sold 5300 Memorial, an office property located in Houston, Texas, for a gross sale price of $33.0 million, and recognized a gain of approximately $20.5 million during the three months ended March 31, 2016.

On January 22, 2016, we sold Town and Country, an office property located in Houston, Texas, for a gross sale price of $27.0 million, and recognized a gain of approximately $17.3 million during the three months ended March 31, 2016.

On February 5, 2016, we sold 80% of our interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, to a joint venture with a third party investor at a gross asset value of $175.0 million. Simultaneous with the closing of the joint venture transaction, the joint venture closed on a $106.5 million first mortgage secured by the asset, which has a fixed interest rate of 4.6%, matures in March 2026 and is interest-only through maturity. The recapitalization of Courvoisier Centre resulted in net proceeds to us of $154.3 million. We retained a 20% noncontrolling ownership interest in the property. We deconsolidated the asset, recognized a gain on the 80% interest sold of approximately $25.3 million during the three months ended March 31, 2016, and recorded the 20% retained noncontrolling interest as an equity method investment based on our original investment.

On January 15, 2015, we sold the Raymond James Tower, an office property located in Memphis, Tennessee, for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and recognized a loss of approximately $47,000 during the three months ended March 31, 2015.

On February 4, 2015, we sold the Honeywell Building, an office property located in Houston, Texas, for a gross sale price of $28.0 million, and recognized a gain of approximately $14.3 million during the three months ended March 31, 2015.

Gain on Extinguishment of Debt. On March 5, 2015, we extinguished the mortgage note payable associated with Westshore Corporate Center and recognized a gain on extinguishment of debt of approximately $79,000.

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $2.3 million, or 11.9%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, and is comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$15,771	$17,581	$(1,810)	(10.3)%
Mortgage premium amortization	(3,416)	(2,946)	(470)	16.0%
Term loan interest expense	3,792	3,859	(67)	(1.7)%
Mortgage loan cost amortization	225	282	(57)	(20.2)%
Term loan cost amortization	543	422	121	28.7%
Total interest expense	$16,915	$19,198	$(2,283)	(11.9)%

Mortgage interest expense decreased $1.8 million, or 10.3%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease is primarily due to mortgage loan payoffs in connection with the disposition of office properties, partially offset by interest expense associated with approximately $52.0 million of mortgage debt assumed in connection with our 2015 acquisition of Two Buckhead Plaza.

Income Taxes.  The analysis below includes changes attributable to income tax expense for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Income tax (expense) benefit - current	$(426)	$2	$(428)	*N/M
Income tax expense - deferred	(149)	(194)	45	(23.2)%
Total income tax expense	$(575)	$(192)	$(383)	*N/M
*N/M - Not meaningful

Current income tax expense increased $428,000 for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase is primarily attributable to an increase in net income of the taxable REIT subsidiary. Deferred income tax expense decreased $45,000 for the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

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

Cash

Cash and cash equivalents were $251.5 million and $75.0 million at March 31, 2016 and December 31, 2015, respectively. The increase in cash and cash equivalents of $176.5 million was primarily due to proceeds received from the sale of 5300 Memorial and Town and Country in Houston, TX, and the sale of 80% of our ownership interest in the Courvoisier Centre complex in Miami, FL. These proceeds were used in part to pay in full the mortgage debt secured by our CityWestPlace and Lincoln Place properties during the second quarter of 2016.

Cash flows provided by operating activities for the three months ended March 31, 2016 and 2015 were $6.5 million and $9.3 million, respectively. The decrease in cash flows from operating activities of $2.8 million is primarily attributable to the timing of receipt of revenues and payment of expenses.

Cash provided by investing activities was $190.2 million for the three months ended March 31, 2016. Cash used in investing activities was $128.1 million for the three months ended March 31, 2015. The increase in cash provided by (used in) investing activities of $318.3 million is primarily due to an increase in proceeds from the sale of real estate, an increase in distributions of capital from unconsolidated joint ventures, and decreases in investment in real estate and real estate development, partially offset by increases in improvements to real estate.

Cash used in financing activities was $20.1 million for the three months ended March 31, 2016. Cash provided by financing activities was $69.3 million for the three months ended March 31, 2015. The decrease in cash provided by (used in) financing activities of $89.4 million is primarily attributable to a decrease in net proceeds received from bank borrowings, partially offset by decreases in payments on mortgage notes payable and distributions to noncontrolling interest partners.

Indebtedness

Notes Payable to Banks.  At March 31, 2016, the carrying amount of our notes payable to banks was $543.2 million, including $550.0 million outstanding under the following term loans (in thousands):

Credit Facilities	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Working Capital Revolving Credit Facility	1.7%	03/30/2018	$—
$450.0 Million Revolving Credit Facility	1.7%	03/30/2018	—
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000
$200.0 Million Five-Year Term Loan	1.8%	06/26/2020	200,000
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000
Notes payable outstanding			550,000
Unamortized debt issuance costs, net			(6,804)
Notes payable to banks			$543,196

For a discussion of interest rate swaps entered into in connection with our unsecured term loans and senior unsecured revolving credit facility, see "Note 5 – Capital and Financing Transactions – Interest Rate Swaps" in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio as defined in the loan agreements for our senior unsecured revolving credit facility. In addition, we also monitor interest and fixed charge coverage ratios, as well as the net debt to Adjusted EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to Adjusted EBITDA. The interest coverage ratio for the three months ended March 31, 2016 and 2015 was 4.0 and 3.7 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to Adjusted EBITDA. The fixed charge coverage ratio for the three months ended March 31, 2016 and 2015 was 3.4 and 3.1 times, respectively. The net debt to Adjusted EBITDA multiple is computed by comparing our share of net debt to Adjusted EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities. The net debt to Adjusted EBITDA multiple for the three months ended March 31, 2016 and 2015 was 6.1 and 7.1 times, respectively. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable. At March 31, 2016, we had $1.2 billion of mortgage notes payable secured by office properties, including unamortized net premiums on debt acquired of $16.5 million and unamortized debt issuance costs of $2.6 million, with a weighted average interest rate of 4.0%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable, net at March 31, 2016 (in thousands):

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2016 (1)	3.6%	$172,195	$161,407	$10,788
2017	3.7%	426,356	412,397	13,959
2018	3.9%	215,666	199,442	16,224
2019	4.9%	146,435	138,632	7,803
2020	4.8%	115,156	110,335	4,821
Thereafter	3.9%	144,938	135,142	9,796
Total principal maturities		1,220,746	$1,157,355	$63,391
Unamortized debt issuance costs, net	N/A	(2,610)
Fair value premiums on mortgage debt acquired, net	N/A	16,463
Total mortgage notes payable, net	4.0%	$1,234,599
Fair value at March 31, 2016		$1,245,223
(1) On April 6, 2016, we paid in full the $114.0 million mortgage debt secured by CityWestPlace. On April 11, 2016, we paid in full the $47.9 million mortgage debt secured by Lincoln Place.

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

On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the three months ended March 31, 2016, we did not sell any shares of common stock under our Sales Agreement.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the three months ended March 31, 2016, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 6 — Fair Values of Financial Instruments" for the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of March 31, 2016 and December 31, 2015.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended March 31,
	2016	2015
Amount of loss recognized in other comprehensive income on derivatives	$(5,676)	$(5,105)
Net loss reclassified from accumulated other comprehensive income into earnings	$1,363	$1,858
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$26	$24

Credit Risk-Related Contingent Features

We have entered into agreements with each of our derivative counterparties that provide that if we default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on our derivative obligations.

As of March 31, 2016, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $12.8 million. As of March 31, 2016, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $12.8 million at March 31, 2016.

Capital Expenditures

During the three months ended March 31, 2016, we incurred $11.7 million in recurring capital expenditures on a consolidated basis, with $11.1 million representing our share of such expenditures. These costs include tenant improvements, leasing costs and recurring building improvements. During the three months ended March 31, 2016, we incurred $17.8 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase and major renovations that are nonrecurring in nature to office properties, with $17.8 million representing our share of such expenditures. All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

During the three months ended March 31, 2016, Fund II incurred $4.0 million in development costs related to the construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. We own a 70% indirect controlling interest in Hayden Ferry Lakeside III.

Dividends

In order to qualify as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to the sum of:

•	90% of our "REIT taxable income" subject to certain adjustments and excluding any net capital gain and

•	90% of the net income (after tax), if any, from foreclosure property, minus

•	the sum of certain items of noncash income over 5% of our REIT taxable income.

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

During the three months ended March 31, 2016, we paid $21.1 million in dividends to our common stockholders and $909,000 to the common unit holders of our Operating Partnership. These dividends and distributions were funded with cash flow from our properties and proceeds from the sales of properties.

Contractual Obligations

See information appearing under the caption "—Financial Condition—Comparison of the three months ended March 31, 2016 to the year ended December 31, 2015—Notes Payable to Banks" and "—Liquidity and Capital Resources—Mortgage Notes Payable" for a discussion of changes in long-term debt since December 31, 2015. See information appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the caption "—Liquidity and Capital Resources" for a discussion of our 2016 planned capital expenditures and contractual obligations.

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

The accounting policies and estimates used in the preparation of our Consolidated Financial Statements are more fully described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements.

During the three months ended March 31, 2016, there have been no changes to our critical accounting policies and estimates.

Recent Accounting Pronouncements

See information appearing under the caption "—Recent Accounting Pronouncements—" in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" for a discussion of the disclosure requirements of recent accounting pronouncements not yet adopted by us.

Funds From Operations ("FFO"), Recurring FFO and Funds Available for Distribution ("FAD")

Management believes that FFO is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") definition of FFO (including any guidance that NAREIT releases with respect to the definition). FFO is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from the sale of previously depreciable real estate assets, impairment charges related to depreciable real estate under GAAP, plus depreciation and amortization related to depreciable real estate, and after adjustments to derive our pro rata share of FFO of consolidated and unconsolidated joint ventures. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by us may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an indication of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. FFO measures 100% of the operating performance of Parkway Properties LP in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of net income for Parkway Properties, Inc. and attributable to common stockholders to FFO attributable to the Operating Partnership for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net income for Parkway Properties, Inc. and attributable to common stockholders	$61,393	$7,275
Adjustments to derive FFO attributable to the Operating Partnership:
Depreciation and amortization (Parkway's share)	39,042	45,365
Noncontrolling interest – unit holders	2,655	348
Impairment loss on real estate	—	1,000
Net gains on sale of real estate (Parkway's share)	(63,020)	(14,316)
FFO attributable to the Operating Partnership	$40,070	$39,672

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

The following table presents a reconciliation of FFO attributable to the Operating Partnership to Recurring FFO attributable to the Operating Partnership for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
FFO attributable to the Operating Partnership	$40,070	$39,672
Adjustments to derive Recurring FFO attributable to the Operating Partnership:
Non-recurring lease termination fee income	(184)	(959)
Gain on extinguishment of debt (Parkway's share)	—	(79)
Acquisition costs	—	471
Non-cash adjustment for interest rate swap (Parkway's share)	(16)	248
Recurring FFO attributable to the Operating Partnership	$39,870	$39,353

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

The following table presents a reconciliation of FFO attributable to the Operating Partnership to FAD attributable to the Operating Partnership for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
FFO attributable to the Operating Partnership	$40,070	$39,672
Adjustments to derive FAD attributable to the Operating Partnership:
Straight-line rents	(8,256)	(8,296)
Amortization of below market leases, net	(2,845)	(4,615)
Share-based compensation expense	1,517	1,736
Acquisition costs	—	471
Amortization of loan costs	732	671
Non-cash adjustment for interest rate swap (Parkway's share)	(16)	248
Gain on extinguishment of debt (Parkway's share)	—	(79)
Amortization of mortgage interest premium	(3,478)	(3,006)
Recurring capital expenditures (Parkway's share)	(11,127)	(4,857)
FAD attributable to the Operating Partnership	$16,597	$21,945

EBITDA and Adjusted EBITDA

We believe that using EBITDA as a non-GAAP financial measure helps investors and our management analyze our ability to service debt and pay cash distributions. We define EBITDA as net income before interest expense, income taxes and depreciation and amortization. We further adjust EBITDA to exclude acquisition costs, gains and losses on early extinguishment of debt, impairment of real estate, share-based compensation expense, realignment expenses, and gains and losses on sales of real estate, which we refer to as "Adjusted EBITDA".

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

The following table reconciles cash flows provided by operating activities to EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Cash flows provided by operating activities	$6,450	$9,262
Amortization of below market leases, net	2,229	4,359
Share-based compensation expense	(1,358)	(1,453)
Net gains on sale of real estate	63,020	14,316
Impairment loss on real estate	—	(1,000)
Gain on extinguishment of debt	—	79
Equity in earnings of unconsolidated joint ventures	249	162
Distributions of income from unconsolidated joint ventures	(640)	(1,042)
Change in deferred leasing costs	9,525	4,348
Change in receivables and other assets	6,035	3,546
Change in accounts payable and other liabilities	18,456	22,295
Net income attributable to noncontrolling interests - unit holders	(2,655)	(348)
Net (income) loss attributable to noncontrolling interests - real estate partnerships	(493)	9
Tax expense (benefit) - current	426	(2)
Interest expense, net	19,579	21,270
EBITDA	$120,823	$75,801

The reconciliation of net income for Parkway Properties, Inc. to EBITDA and Adjusted EBITDA and the computation of our proportionate share of interest and fixed charge coverage ratios, as well as the net debt to Adjusted EBITDA multiple is as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net income for Parkway Properties, Inc.	$61,393	$7,275
Adjustments to net income for Parkway Properties, Inc.:
Interest expense, net	16,915	19,198
Tax expense	575	192
Depreciation and amortization	41,940	49,136
EBITDA	120,823	75,801
Impairment loss on real estate	—	1,000
Net gains on sale of real estate (Parkway's share)	(63,020)	(14,316)
Gain on extinguishment of debt (Parkway's share)	—	(79)
Noncontrolling interest - unit holders	2,655	348
Acquisition costs (Parkway's share)	—	471
Amortization of share-based compensation (Parkway's share)	1,517	1,736
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(4,882)	(6,255)
Adjusted EBITDA (1)	$57,093	$58,706
Interest coverage ratio:
Adjusted EBITDA	$57,093	$58,706
Interest expense:
Interest expense	$16,915	$19,198
Interest expense - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(2,700)	(3,403)
Total interest expense	$14,215	$15,795
Interest coverage ratio	4.0	3.7
Fixed charge coverage ratio:
Adjusted EBITDA	$57,093	$58,706
Fixed charges:
Interest expense	$14,215	$15,795
Principal payments	2,805	2,941
Total fixed charges	$17,020	$18,736
Fixed charge coverage ratio	3.4	3.1
Net Debt to Adjusted EBITDA multiple:
Annualized Adjusted EBITDA (2)	$225,870	$235,430
Parkway's share of total debt:
Mortgage notes payable	$1,237,209	$1,298,971
Notes payable to banks	550,000	593,000
Adjustments for noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(179,600)	(189,633)
Parkway's share of total debt	1,607,609	1,702,338
Less: Parkway's share of cash	(235,000)	(37,323)
Parkway's share of net debt	$1,372,609	$1,665,015
Net Debt to Adjusted EBITDA multiple	6.1	7.1

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

Net Operating Income ("NOI"), Same-Store NOI ("SSNOI") and Recurring SSNOI

We define NOI as income from office properties less property operating expenses. NOI measures 100% of the operating performance of Parkway Properties LP in which Parkway Properties, Inc. owns an interest. We consider NOI to be a useful performance measure to investors and management because it reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs not otherwise reflected in net income.

We also evaluate performance based upon SSNOI and recurring SSNOI. SSNOI reflects the NOI from properties that were owned for the entire current and prior reporting periods presented and excludes properties acquired or sold during those periods, which eliminates disparities in net operating income due to acquisitions and dispositions of properties during such period. Recurring SSNOI includes adjustments for non-recurring lease termination fees or other unusual items. We believe that these measures provide more consistent metrics for the comparison of our properties from period to period.

NOI, SSNOI and recurring SSNOI as reported by us may not be comparable to similar measures reported by other REITs that do not define the measures as we do. NOI, SSNOI and recurring SSNOI are not measures of operating results as measured by GAAP and should not be considered alternatives to net income.

The following table presents a reconciliation of our net income to NOI, SSNOI and recurring SSNOI for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net income for Parkway Properties, Inc.	$61,393	$7,275
Add (deduct):
Interest expense	16,915	19,198
Gain on extinguishment of debt	—	(79)
Depreciation and amortization	41,940	49,136
Management company expenses	674	2,720
Income tax expense	575	192
General and administrative	6,999	8,884
Acquisition costs	—	471
Equity in earnings of unconsolidated joint ventures	(249)	(162)
Sale of condominium units	—	(4)
Cost of sales - condominium units	—	202
Net income attributable to noncontrolling interests	3,148	339
Net gains on sale of real estate	(63,020)	(14,316)
Impairment loss on real estate	—	1,000
Management company income	(1,436)	(2,765)
Interest and other income	(244)	(170)
NOI from consolidated office properties	66,695	71,921
Less: NOI from non same-store properties	(11,029)	(13,161)
SSNOI	55,666	58,760
Less: non-recurring lease termination fee income	(184)	(824)
Recurring SSNOI	$55,482	$57,936

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are discussed in “Note 4—Investment in Unconsolidated Joint Ventures” and “Note 11—Commitments and Contingencies” of the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See information appearing under the captions "Liquidity and Capital Resources—Risk Management Objective of Using Derivatives," "Liquidity and Capital Resources—Cash Flow Hedges of Interest Rate Risk," "Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income—Credit Risk-Related Contingent Features" appearing in "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2016. There were no changes in our internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The proposed Merger Transaction with Cousins Properties Incorporated may not be completed on the terms or timeline currently contemplated or at all.

The completion of the Merger Transaction is subject to certain conditions, including (1) approval by our and Cousins stockholders; (2) the Spin-Off being fully ready to be consummated contemporaneously with the Merger; (3) approval for listing on the New York Stock Exchange of Cousins common stock to be issued in the Merger or reserved for issuance in connection therewith; (4) no injunction or law prohibiting the Merger; (5) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (6) material compliance with each party’s covenants; (7) receipt by each of us and Cousins of an opinion to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code") and of an opinion that each of us and Cousins will qualify as a REIT under the Code; and (8) effectiveness of the registration statement that will contain the joint proxy statement/prospectus sent to our and Cousins' stockholders. We cannot provide assurances that the Merger Transaction will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend a significant amount of time and resources on the Merger Transaction, and a failure to consummate the Merger Transaction as currently contemplated, or at all, could have a material adverse effect on our business and results of operations.

If the Merger is not consummated by December 31, 2016 (unless extended under certain circumstances), either of us or Cousins may terminate the Merger Agreement.

We or Cousins may terminate the Merger Agreement if the Merger has not been consummated by December 31, 2016, subject to extension to March 31, 2017 if the only closing condition that has not been met is that related to the readiness of the Spin-Off. We or Cousins may also terminate the Merger Agreement (1) by mutual written consent; (2) if there is a permanent, non-appealable injunction or law restraining or prohibiting the consummation of the Merger; (3) if either of our or Cousins' stockholders fail to approve the Merger Transaction; (4) if the other party’s board of directors changes its recommendation in favor of the Merger Transaction; (5) if the other party has materially breached its non-solicit covenant, subject to a cure period; (6) in order to enter into a superior proposal; or (7) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period.

The Merger Transaction may not be completed, which may adversely affect our business.

If the Merger Transaction is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger Transaction will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger Transaction is not completed, including:

•	the requirement in the Merger Agreement that, under certain circumstances, we pay Cousins a termination fee of $65 million or an expense amount of $20 million;

•
incurring substantial costs related to the Merger Transaction, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger Transaction; and

•	potential disruption to our business and distraction of our workforce and management team.

If the Merger Transaction is not completed, these risks could have a material adverse effect on our business, financial conditions and results of operations and have an adverse effect on the trading price of our common stock.

The integration of us and Cousins following the Merger Transaction may present significant challenges.

There will be a significant degree of difficulty and management distraction inherent in the process of integrating with Cousins. These difficulties will include:

•	the challenge of integrating our businesses and carrying each of our ongoing operations;

•	the substantial expenses expected to be incurred related to the Merger Transaction;

•	the potential difficulty in effectively managing expanded operations following the Merger Transaction to produce positive results;

•	the potential difficulty in managing the effects of the Spin-Off on the combined company, including the administrative and legal aspects of the separation of the Houston Business;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating our and Cousins' business cultures; and

•	the potential difficulty in retaining our and Cousins' key officers and personnel.

The process of integrating operations could cause an interruption of, or loss of momentum in, our activities. Members of our senior management team may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the combined company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. We cannot provide assurances that we and Cousins will successfully or cost-effectively integrate. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

If the proposed Merger closes, there will be additional risks relating to an investment in Cousin’s common shares.

If the Merger closes, the results of operations of the combined company, as well as the market price of the common shares of the combined company, after the Merger may be affected by other factors in addition to those currently affecting our results of operations and the market price of our common stock. Such factors include:

•	there will be a greater number of shares of the combined company after the Merger outstanding as compared to the number of our currently outstanding shares;

•	there will be different shareholders;

•	there will be different businesses;

•	there will be different assets and capitalizations;

•	the market price of the combined company’s common shares may decline as a result of the Merger;

•	the combined company may not pay dividends at or above the rate that we currently pay;

•	the combined company will have a substantial amount of indebtedness and may need to refinance existing indebtedness or incur additional indebtedness in the future;

•	the combined company would succeed to, and may incur, adverse tax consequences if we or Cousins has failed or fails to qualify as a REIT for U.S. federal income tax purposes; and

•
in certain circumstances, even if the combined company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state, and other taxes, which would reduce the combined company’s cash available for distribution to its shareholders.

Any of these factors could adversely affect our common stock price and financial results. Accordingly, our historical market prices and financial results may not be indicative of these matters for the combined company after the Merger.

The Spin-Off may not be completed, which could result in a failure of the Merger to be completed, or may not deliver its intended results, which could adversely affect our business.

The completion of the Spin-Off is subject to a number of implementation and operational complexities including the separation of the Houston Business into a REIT. There can be no assurances that the Spin-Off will be completed, and a failure of the Spin-Off to be completed could result in a failure of the Merger to be completed. There are a number of risks and uncertainties related to the Spin-Off, including but not limited to:

•	whether Cousins will be able to separate the Houston Business into a REIT;

•	whether Cousins is able to obtain the required regulatory approvals for the Spin-Off or the timing of such approvals;

•
whether the new, independent, publicly-traded company will qualify as a REIT, which involves the application of highly technical and complex provisions of the Code, as well as various factual determinations not entirely within our control;

•
whether changes in legislation, the Treasury regulations, or Internal Revenue Service interpretations may adversely impact our ability to separate our real estate assets into a REIT or whether shareholders will benefit from being a REIT;

•	whether we are able to complete financings and/or refinancing related to the Spin-Off within an acceptable timeframe and on acceptable terms, if at all;

•	whether the REIT may be able to conduct and expand its business following the Spin-Off due to circumstances beyond our control; and

•	whether there could be legal or other challenges to the Spin-Off, including changes in legal, regulatory, market and other circumstances which could lead to the Spin-Off not being pursued.

Any one or more of these risks and uncertainties, or any other complexity or aspect of the Spin-Off or its implementation, may cause the Spin-Off to fail or prevent the Spin-Off from being able to be completed. If the Spin-Off is not completed, the Merger may fail to close, which could adversely affect us, as described above.

The pendency of the Merger Transaction could adversely affect our business and operations and may result in the departure of key personnel.

In connection with the pending Merger Transaction, some of our customers may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger Transaction is completed. Similarly, our and Cousins' current and prospective employees may experience uncertainty about their future roles with us following the Merger Transaction, which may materially adversely affect the ability of us to attract and retain key personnel during the pendency of the Merger Transaction.

TPG VI Pantera Holdings, L.P. and Mr. James A. Thomas, the chairman of our board of directors, are significant stockholders and may have interests that differ from our other stockholders.

TPG VI Pantera Holdings, L.P. ("TPG Pantera") and TPG VI Management, LLC (“TPG Management"), an affiliate of TPG Pantera (collectively, the "TPG Entities"), and Mr. James A. Thomas, the chairman of our board of directors, are significant stockholders in our company on a fully diluted basis. In connection with the Merger Transaction, the TPG Entities entered into a stockholders agreement with Cousins and will enter into a stockholders agreement with HoustonCo that grant them certain rights, including, among other things, the right to nominate a specified number of directors to the board of directors of the combined company and to the board of directors of HoustonCo, respectively, based on their ownership interest in the respective companies. Mr. Thomas, and certain other holders of the Operating Partnership units that are affiliated with him, have also entered into a letter agreement with us and the Operating Partnership that provides, among other things, that we will cause Mr. Thomas to be appointed chairman of HoustonCo and that we will modify certain existing tax protection agreements in favor of Mr. Thomas. Therefore, the interests of the TPG Entities and Mr. Thomas may differ from the interests of our other stockholders and, given their significant ownership in us, they may have significant influence on the stockholders’ vote to approve the Merger Transaction.

For a discussion of potential risks and uncertainties, please refer to Item 1A – Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2016 that were not registered under the Securities Act.

Purchase of Equity Securities by the Issuer

The following table summarizes all of the repurchases during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2016 to 1/31/2016	738	(1)	$13.78	—	—
2/1/2016 to 2/29/2016	5,186	(1)	12.68	—	—
3/1/2016 to 3/31/2016	5,856	(1)	14.63	—	—
	11,780		$13.72	—	—
(1) As permitted under our equity incentive plans, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock and restricted stock units.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1
Agreement and Plan of Merger, dated April 28, 2016, by and among Parkway Properties, Inc., Parkway Properties LP, Cousins Properties Incorporated and Clinic Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed April 29, 2016).

10.1
Letter Agreement, dated April 28, 2016, by and among Parkway Properties, Inc., Parkway Properties LP, James A. Thomas, The Lumbee Clan Trust, Thomas Partners, Inc., Thomas Investment Partners, Ltd. and Thomas-Pastron Family Partnership, L.P.

10.2
Waiver to Employment Agreement, by and among Parkway Properties, Inc., Cousins Properties Incorporated and James R. Heistand, dated April 28, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2016).

10.3
Waiver to Employment Agreement, by and among Parkway Properties, Inc., Cousins Properties Incorporated and M. Jayson Lipsey, dated April 28, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 29, 2016).

10.4
Waiver to Employment Agreement, by and among Parkway Properties, Inc., Cousins Properties Incorporated and Scott E. Francis, dated April 28, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 29, 2016).

10.5
Waiver to Employment Agreement, by and among Parkway Properties, Inc., Cousins Properties Incorporated and Jason A. Bates, dated April 28, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed April 29, 2016).

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

99.1
Voting Agreement, dated April 28, 2016, by and among Cousins Properties Incorporated, TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC (incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed April 29, 2016).

101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 5, 2016
  PARKWAY PROPERTIES, INC.

  BY: /s/ Scott E. Francis

Scott E. Francis
Executive Vice President and
Chief Accounting Officer