Form 10-Q
period 2016-06-30
PARKWAY PROPERTIES INC
filed 2016-08-08
CIK 729237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended June 30, 2016
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

There were 111,768,031 shares of Common Stock, $.001 par value, and 4,213,104 shares of Limited Voting Stock, $.001 par value, outstanding at August 1, 2016.

PARKWAY PROPERTIES, INC.
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2016

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that are not in the present or past tense or discuss the Company's expectations (including the use of the words "anticipate," "assume," "believe," "estimate," "expect," "intend," "may," "might," "plan," "potential," "project," "result," "seek," "should," "will," or similar expressions) are forward-looking statements within the meaning of the federal securities laws and as such are based upon the Company's current belief as to the outcome and timing of future events. Examples of forward-looking statements include projected capital resources; projected profitability and portfolio performance; estimates of market rental rates; projected capital improvements; expected sources of financing; expectations as to the timing of closing of acquisitions, dispositions or other transactions, including the proposed merger between Cousins Properties Incorporated ("Cousins") and the Company, the subsequent spin-off and the related transactions (collectively, the "Transactions"); the ability to complete acquisitions and dispositions, including the proposed Transactions, and the risks associated therewith; statements about the benefits of the proposed Transactions, including future financial and operating results, plans, objectives, expectations, and intentions; and the expected operating performance of anticipated near-term acquisitions and descriptions relating to these expectations. Forward-looking statements involve risks and uncertainties (some of which are beyond our control) and are subject to change based upon various factors, including but not limited to, the following risks and uncertainties: changes in the real estate industry and in performance of the financial markets; the actual or perceived impact of U.S. monetary policy; competition in the leasing market; the demand for and market acceptance of our properties for rental purposes; oversupply of office properties in our geographic markets; the amount and growth of our expenses; customer financial difficulties and general economic conditions, including increasing interest rates and changes in prices of commodities, as well as economic conditions in our geographic markets; defaults or non-renewal of leases; risks associated with joint venture partners; risks associated with the ownership and development of real property, including risks related to natural disasters; risks associated with property acquisitions; the failure to acquire or sell properties as and when anticipated; illiquidity of real estate; termination or non-renewal of property management contracts; the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties; the outcome of claims and litigation involving or affecting us; the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate businesses, including the proposed Transactions; risks associated with the ability to consummate the proposed Transactions; the ability to realize anticipated benefits and synergies of the proposed Transactions; the potential impact of announcement or consummation of the proposed Transactions on relationships, including with tenants, employees, customers, and competitors; compliance with environmental and other regulations, including real estate and zoning laws; our inability to obtain financing; our inability to use net operating loss carryforwards; the unfavorable outcome of any legal proceedings that have been or may be instituted against Cousins, Parkway or any company spun-off by the combined company; our failure to maintain our status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"); and other risks and uncertainties detailed from time to time in our SEC filings. A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and financial results could differ materially from those expressed in any forward-looking statement. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PARKWAY PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Real estate related investments:
Office properties	$3,220,262	$3,332,021
Accumulated depreciation	(347,778)	(308,772)
Total real estate related investments, net	2,872,484	3,023,249

Mortgage loan receivable	3,289	3,331
Investment in unconsolidated joint ventures	45,262	39,592
Cash and cash equivalents	71,838	74,961
Receivables and other assets	310,050	299,709
Intangible assets, net	123,684	146,688
Assets held for sale	21,448	21,373
Management contract intangibles, net	—	378
Total assets	$3,448,055	$3,609,281

Liabilities
Notes payable to banks, net	$543,742	$542,880
Mortgage notes payable, net	1,058,691	1,235,502
Accounts payable and other liabilities	180,324	193,685
Liabilities related to assets held for sale	11,677	1,003
Total liabilities	1,794,434	1,973,070

Equity
Parkway Properties, Inc. stockholders' equity:
Common stock, $.001 par value, 215,500,000 shares authorized and 111,734,698 and 111,631,153 shares issued and outstanding in 2016 and 2015, respectively	112	112
Limited voting stock, $.001 par value, 4,500,000 authorized and 4,213,104 shares issued and outstanding	4	4
Additional paid-in capital	1,858,071	1,854,913
Accumulated other comprehensive loss	(11,319)	(6,199)
Accumulated deficit	(442,883)	(460,131)
Total Parkway Properties, Inc. stockholders' equity	1,403,985	1,388,699
Noncontrolling interests	249,636	247,512
Total equity	1,653,621	1,636,211
Total liabilities and equity	$3,448,055	$3,609,281

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Income from office properties	$106,249	$114,252	$215,877	$231,167
Management company income	1,260	2,821	2,696	5,586
Sale of condominium units	—	9,832	—	9,836
Total revenues	107,509	126,905	218,573	246,589
Expenses
Property operating expenses	41,272	43,580	84,205	88,574
Management company expenses	1,189	2,571	1,863	5,291
Cost of sales – condominium units	—	9,889	—	10,091
Depreciation and amortization	38,631	47,056	80,571	96,192
Impairment loss on real estate	—	4,400	—	5,400
General and administrative	12,264	7,747	19,263	16,631
Acquisition costs	—	196	—	667
Total expenses	93,356	115,439	185,902	222,846
Operating income	14,153	11,466	32,671	23,743
Other income and expenses
Interest and other income	191	312	435	482
Equity in earnings of unconsolidated joint ventures	270	422	519	584
Net gains (losses) on sale of real estate	(38)	45,246	62,982	59,562
Gain (loss) on extinguishment of debt, net	462	(4,919)	462	(4,840)
Interest expense	(15,798)	(17,676)	(32,713)	(36,874)
Income (loss) before income taxes	(760)	34,851	64,356	42,657
Income tax expense	(312)	(326)	(887)	(518)
Net income (loss)	(1,072)	34,525	63,469	42,139
Net (income) loss attributable to noncontrolling interests – unit holders	89	(607)	(2,566)	(955)
Net income attributable to noncontrolling interests – real estate partnerships	(1,176)	(19,786)	(1,669)	(19,777)
Net income (loss) for Parkway Properties, Inc. and attributable to common stockholders	$(2,159)	$14,132	$59,234	$21,407

Net income (loss)	$(1,072)	$34,525	$63,469	$42,139
Other comprehensive income (loss)	(977)	3,635	(5,264)	412
Comprehensive income (loss)	(2,049)	38,160	58,205	42,551
Comprehensive income attributable to noncontrolling interests	(1,122)	(21,444)	(4,091)	(21,613)
Comprehensive income (loss) attributable to common stockholders	$(3,171)	$16,716	$54,114	$20,938

Net income (loss) per common share attributable to Parkway Properties, Inc.:
Basic net income (loss) per common share attributable to Parkway Properties, Inc.	$(0.02)	$0.13	$0.53	$0.19
Diluted net income (loss) per common share attributable to Parkway Properties, Inc.	$(0.02)	$0.13	$0.53	$0.19
Weighted average shares outstanding:
Basic	111,725	111,543	111,692	111,381
Diluted	111,725	116,666	116,957	116,638

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share data)
(Unaudited)

	Parkway Properties, Inc. Stockholders' Equity
	Common Stock	Limited Voting Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
Balance at December 31, 2015	$112	$4	$1,854,913	$(6,199)	$(460,131)	$247,512	$1,636,211
Net income	—	—	—	—	59,234	4,235	63,469
Other comprehensive loss	—	—	—	(5,120)	—	(144)	(5,264)
Common dividends declared – $0.375 per share	—	—	—	—	(41,986)	(1,824)	(43,810)
Share-based compensation	—	—	2,792	—	—	—	2,792
Issuance of 16,325 shares to directors	—	—	275	—	—	—	275
Issuance of 5,096 shares of common stock upon redemption of Operating Partnership units	—	—	91	—	—	(91)	—
Distributions to noncontrolling interests	—	—	—	—	—	(52)	(52)
Balance at June 30, 2016	$112	$4	$1,858,071	$(11,319)	$(442,883)	$249,636	$1,653,621

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$63,469	$42,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,571	96,192
Amortization of below market leases, net	(3,283)	(8,620)
Amortization of financing costs	1,551	1,624
Amortization of debt premium, net	(5,874)	(5,908)
Non-cash adjustment for interest rate swaps	(47)	205
Share-based compensation	3,067	3,459
Deferred income tax expense (benefit)	256	(401)
Net gains on sale of real estate	(62,982)	(59,562)
Impairment loss on real estate	—	5,400
(Gain) loss on extinguishment of debt, net	(462)	4,840
Equity in earnings of unconsolidated joint ventures	(519)	(584)
Distributions of income from unconsolidated joint ventures	1,301	1,990
Change in deferred leasing costs	(14,260)	(7,780)
Changes in operating assets and liabilities:
Change in condominium units	—	8,649
Change in receivables and other assets	(16,353)	(10,061)
Change in accounts payable and other liabilities	(7,217)	(16,930)
Net cash provided by operating activities	39,218	54,652
Investing activities
Proceeds from mortgage loan receivable	42	43
Investment in unconsolidated joint ventures, net	540	(2,649)
Distributions of capital from unconsolidated joint ventures	20,034	3,021
Investment in real estate	—	(145,386)
Proceeds from sale of real estate	191,712	198,004
Real estate development	(973)	(20,983)
Improvements to real estate	(48,786)	(20,833)
Net cash provided by investing activities	162,569	11,217
Financing activities
Principal payments on mortgage notes payable	(168,851)	(145,989)
Proceeds from mortgage notes payable	8,107	10,769
Proceeds from bank borrowings	—	454,850
Payments on bank borrowings	—	(336,350)
Debt financing costs	(260)	(2,739)
Dividends paid on common stock	(42,030)	(41,845)
Dividends paid on common units of Operating Partnership	(1,824)	(1,892)
Contributions from noncontrolling interest partners	—	2,125
Distributions to noncontrolling interest partners	(52)	(47,440)
Other	—	(209)
Net cash used in financing activities	(204,910)	(108,720)
Change in cash and cash equivalents	(3,123)	(42,851)
Cash and cash equivalents at beginning of period	74,961	116,241
Cash and cash equivalents at end of period	$71,838	$73,390

See notes to consolidated financial statements.

PARKWAY PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)
(Unaudited)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

	Six Months Ended June 30,
	2016	2015
Supplemental cash flow information:
Cash paid for interest	$37,874	$41,629
Cash paid for income taxes	1,277	940
Supplemental schedule of non-cash investing and financing activity:
Operating Partnership units converted to common stock	91	6,337
Transfer of assets classified as held for sale, net	75	27,248
Transfer of liabilities classified as held for sale, net	10,674	179
Deconsolidation of ownership interest in Courvoisier Centre	27,026	—

See notes to consolidated financial statements.

Parkway Properties, Inc.
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2016

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Parkway Properties, Inc. (the "Company") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States.  At July 1, 2016, the Company owned or had an interest in a portfolio of 34 office properties located in six states with an aggregate of approximately 14.0 million square feet of leasable space. The Company offers fee-based real estate services through its wholly owned subsidiaries, which in total managed and/or leased approximately 2.7 million square feet primarily for third-party property owners at July 1, 2016. Unless otherwise indicated, all references to square feet represent net rentable area.

The Company is the sole, indirect general partner of Parkway Properties LP (the "Operating Partnership" or "Parkway LP") and, as of June 30, 2016, owned a 95.9% interest in the Operating Partnership. Substantially all of the assets of the Company are owned by the Operating Partnership. The remaining 4.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to limited partners in exchange for acquisitions of properties to the Operating Partnership. As the sole, indirect general partner of the Operating Partnership, the Company has full and complete authority over the Operating Partnership's day-to-day operations and management.

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

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. These financial statements should be read in conjunction with the 2015 annual report on Form 10-K and the audited financial statements included therein and the notes thereto.

The balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Recent Significant Activity

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

Pursuant to the Merger Agreement, on the business day following the Effective Time, Cousins will separate from the combined businesses (the "combined company") the portion of the combined businesses relating to the ownership of real properties in Houston, Texas (the "Houston Business"), along with certain fee-based real estate services (such separation, the "Separation"). After the Separation, Cousins will distribute pro rata to its stockholders (which include all stockholders of the combined company) all of the outstanding voting shares of common stock of a new publicly traded REIT called Parkway, Inc. ("New Parkway"), containing the Houston Business (the "Spin-Off", and together with the Merger and the related transactions, the "Transactions"). Cousins (or a subsidiary of Cousins) will retain all of the shares of a class of non-voting preferred stock of New Parkway, upon the terms and subject to the conditions of the Merger Agreement. After the Spin-Off, New Parkway will be a separate, publicly-traded entity, and both Cousins and New Parkway intend to operate prospectively as UPREITs.

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

The Merger is subject to certain closing conditions, including but not limited to stockholder approval by the stockholders of each of the Company and Cousins. As a result, the Company can provide no assurances when the Merger will close, if at all. Pursuant to the Merger Agreement, if the Merger Agreement is terminated for certain reasons, then under certain circumstances the Company may be required to pay Cousins a termination fee of $65 million or an expense reimbursement amount of $20 million.

Each of the boards of directors of the Company and Cousins has called a special meeting of its respective stockholders on August 23, 2016 at 2:00 p.m. Eastern Time. At the Company's special meeting, its stockholders will vote on a proposal to approve the Merger, as well as other related proposals. The record date for determination of stockholders of the Company entitled to vote at its special meeting has been set as the close of business on July 15, 2016.

Costs incurred by the Company related to the Transactions are reflected in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016.

Impairment Loss on Real Estate

During the three months ended June 30, 2015, the Company recorded a $4.4 million impairment loss on real estate in connection with the excess of its carrying value over its estimated fair value of 550 Greens Parkway, an office property located in Houston, Texas. During the first quarter of 2015, the Company recorded a $1.0 million impairment loss on real estate in connection with the excess of its carrying value over its estimated fair value of City Centre, an office property located in Jackson, Mississippi. The Company did not record any impairment losses on real estate during the three and six months ended June 30, 2016.

Reclassifications

Certain reclassifications have been made in the 2015 consolidated financial statements to conform to the 2016 classifications with no impact on previously reported net income or equity.

Recent Accounting Pronouncements

Adopted

In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-02, "Amendments to the Consolidated Analysis." This update amends consolidation guidance which makes changes to both the variable interest model and the voting model. The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. The Company adopted this update on January 1, 2016. The new standard must be applied using a modified retrospective approach by recording either a cumulative-effect adjustment to equity as of the beginning of the period of adoption or retrospectively to each period presented. As a result of the adoption of this guidance, the Company determined that Parkway Properties Office Fund II, L.P. ("Fund II") and the Operating Partnership are VIEs. The Company is considered to be the primary beneficiary for both entities. The adoption of this guidance does not impact the Company's consolidated financial statements as the Company will continue to consolidate Fund II and the Operating Partnership in its consolidated financial statements. As of June 30, 2016 and December 31, 2015, Fund II had total assets of $544.6 million and $536.5 million, respectively, and total liabilities of $299.3 million and $294.1 million, respectively.

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

Balance Sheet Classification	As previously filed on December 31, 2015 Consolidated Balance Sheet	Impact of Adoption of ASU No. 2015-03	As adjusted on December 31, 2015 Consolidated Balance Sheet
Receivables and Other Assets	$309,663	$(9,954)	$299,709
Notes Payable to Banks, Net	$550,000	$(7,120)	$542,880
Mortgage Notes Payable, Net	$1,238,336	$(2,834)	$1,235,502

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

In March 2016, the FASB issued ASU No. 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting," ("ASU 2016-07"). ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, no retroactive adjustment of the investment is required. ASU 2016-07 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The Company is currently assessing this guidance for future implementation.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, treatment of forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The Company is currently assessing this guidance for future implementation.

Note 2 – Investment in Office Properties

At June 30, 2016, investment in office properties included 32 office properties located in six states.

Summary of Dispositions

On January 22, 2016, the Company sold 5300 Memorial, an office property located in Houston, Texas, for a gross sale price of $33.0 million, and recognized a gain of approximately $20.5 million during the six months ended June 30, 2016. As of December 31, 2015, the Company recorded assets held for sale and liabilities related to assets held for sale related to this property of $12.0 million and $398,000, respectively.

On January 22, 2016, the Company sold Town and Country, an office property located in Houston, Texas, for a gross sale price of $27.0 million, and recognized a gain of approximately $17.3 million during the six months ended June 30, 2016. As of December 31, 2015, the Company recorded assets held for sale and liabilities related to assets held for sale related to this property of $9.4 million and $605,000, respectively.

On February 5, 2016, the Company sold 80% of its interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, to a joint venture with a third party investor at a gross asset value of $175.0 million. Simultaneous with the closing of the joint venture transaction, the joint venture closed on a $106.5 million first mortgage secured by the asset, which has a fixed interest rate of 4.6%, matures in March 2026 and is interest-only through maturity. The recapitalization of Courvoisier Centre resulted in net proceeds to the Company of $154.3 million. The Company retained a 20% noncontrolling ownership interest in the property. The Company deconsolidated the asset, recognized a gain on the 80% interest sold of approximately $25.3 million during the six months ended June 30, 2016, and reflected the 20% retained noncontrolling interest as an equity method investment based on its original investment. The deconsolidation of the asset and the establishment of the equity method investment is represented in the Company's supplemental schedule of non-cash investing activities.

Note 3 – Mortgage Loan Receivable

On June 3, 2013, the Company issued a $13.9 million first mortgage loan to the US Airways Building Tenancy in Common, which is secured by the US Airways Building, an office building located in Phoenix, Arizona in which the Company owns a 74.6% interest, with US Airways owning the remaining 25.4% interest in the building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. As of June 30, 2016 and December 31, 2015, the balance of the mortgage loan was $12.9 million and $13.1 million, respectively. Because the Company acts as both the lender and the borrower for this mortgage loan, its share of the mortgage loan is not reflected on the Company's consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the balance of the Company's mortgage loan receivable was $3.3 million.

Note 4 – Investment in Unconsolidated Joint Ventures

In addition to the 32 office properties included in the consolidated financial statements, the Company was also invested in four unconsolidated joint ventures, which own two operating properties, as of June 30, 2016. Accordingly, the assets and liabilities of the joint ventures are not included on the Company's consolidated balance sheets at June 30, 2016 and December 31, 2015. Information relating to these unconsolidated joint ventures is summarized below (dollars in thousands):

Joint Venture Entity	Location	Parkway's Ownership%	Investment Balance at June 30, 2016	Investment Balance at December 31, 2015
US Airways Building Tenancy in Common ("US Airways Building")	Phoenix, AZ	74.58%	$37,783	$38,472
7000 Central Park JV LLC ("7000 Central Park") (1)	Atlanta, GA	40.00%	127	120
Tryon Place, LLC (2)	Charlotte, NC	14.80%	1,000	1,000
Courvoisier Centre JV, LLC ("Courvoisier Joint Venture")	Miami, FL	20.00%	6,352	—
			$45,262	$39,592
(1) The Company and its joint venture partner sold 7000 Central Park on November 6, 2015.
(2) On December 23, 2015, the Company entered into a joint venture agreement with a third party investor for the purpose of exploring a development opportunity in Charlotte, North Carolina.

The following table summarizes the combined balance sheets of the unconsolidated joint ventures at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Cash	$2,305	$559
Restricted cash	183	—
Real estate, net	213,161	46,087
Intangible assets, net	8,771	2,265
Receivables and other assets	11,534	3,513
Total assets	$235,954	$52,424

Mortgage debt	$118,015	$13,105
Other liabilities	9,339	466
Partners' equity	108,600	38,853
Total liabilities and partners' equity	$235,954	$52,424

The following table summarizes the combined statements of operations of the unconsolidated joint ventures for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	June 30, 2016	June 30, 2015
Revenues	$5,059	$3,167
Operating expenses	(1,782)	(949)
Depreciation and amortization	(2,145)	(1,664)
Operating income before other income and expenses	1,132	554
Interest expense	(1,323)	(251)
Loan cost amortization	(36)	(41)
Net income (loss)	$(227)	$262

The following table summarizes the combined statements of operations of the unconsolidated joint ventures for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Revenues	$8,682	$6,134
Operating expenses	(3,170)	(1,983)
Depreciation and amortization	(3,686)	(3,815)
Operating income before other income and expenses	1,826	336
Interest expense	(2,171)	(500)
Loan cost amortization	(61)	(84)
Net loss	$(406)	$(248)

As of June 30, 2016, the Company's net investment in the Courvoisier Joint Venture was $6.4 million, which consists of the Company's $14.1 million share of the joint venture's equity less an excess investment credit of $7.7 million. "Excess Investment" represents the unamortized difference of the Company's investment over/under the share of the equity in the underlying net assets of the joint venture and is allocated on a fair value basis primarily to investment property and lease related intangibles. The Company amortizes the excess investment over the life of the related depreciable components of investment property, typically no greater than 39 years, or the terms of the applicable leases, respectively. The amortization is included in the reported amount of equity in earnings from unconsolidated joint ventures.

Note 5 – Capital and Financing Transactions

Notes Payable to Banks, Net

At June 30, 2016 and December 31, 2015, the carrying amounts of the Company's notes payable to banks, net were $543.7 million and $542.9 million, respectively, including $550.0 million outstanding under the following term loans (in thousands):

Credit Facilities	Interest Rate	Initial Maturity	Outstanding Balance at June 30, 2016	Outstanding Balance at December 31, 2015
$10.0 Million Working Capital Revolving Credit Facility	1.8%	03/30/2018	$—	$—
$450.0 Million Revolving Credit Facility	1.8%	03/30/2018	—	—
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000	250,000
$200.0 Million Five-Year Term Loan	1.8%	06/26/2020	200,000	200,000
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000	100,000
Notes payable to banks outstanding			550,000	550,000
Unamortized debt issuance costs, net			(6,258)	(7,120)
Notes payable to banks, net			$543,742	$542,880

Mortgage Notes Payable, Net

At June 30, 2016, the Company had $1.1 billion of mortgage notes payable, net secured by office properties, including unamortized net premiums on debt acquired of $13.5 million and unamortized debt issuance costs of $2.4 million, with a weighted average interest rate of 4.1%.

On April 6, 2016, the Company paid in full the $114.0 million mortgage debt secured by CityWestPlace I and II and recognized a gain on extinguishment of debt of $154,000 during the six months ended June 30, 2016.

On April 11, 2016, the Company paid in full the $47.9 million mortgage debt secured by Lincoln Place and recognized a gain on extinguishment of debt of $308,000 during the six months ended June 30, 2016.

Fund II drew approximately $8.1 million on its construction loan secured by the Hayden Ferry Lakeside III development in the Tempe submarket of Phoenix, Arizona during the six months ended June 30, 2016. As of June 30, 2016, the balance of the construction loan payable was approximately $39.8 million.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 6—Fair Values of Financial Instruments" for the fair value of the Company's derivative financial instruments as well as their classification on the Company's consolidated balance sheets as of June 30, 2016 and December 31, 2015.

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

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of the Company's derivative financial instruments on the Company's consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	$(2,341)	$680	$(8,017)	$(4,425)
Net loss reclassified from accumulated other comprehensive income (loss) into earnings	$1,353	$1,734	$2,716	$3,592
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$11	$1,221	$37	$1,245

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

Fair values of financial instruments were as follows (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$71,838	$71,838	$74,961	$74,961
Mortgage loan receivable	3,289	3,289	3,331	3,331
Interest rate swap agreements	—	—	474	474
Financial Liabilities:
Mortgage notes payable, net	$1,058,691	$1,092,792	$1,235,502	$1,235,553
Notes payable to banks, net	543,742	556,675	542,880	548,414
Interest rate swap agreements	13,769	13,769	9,026	9,026

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

Note 7 – Net Income (Loss) Per Common Share

Basic earnings per share ("EPS") is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In arriving at net income attributable to common stockholders, preferred stock dividends, if any, are deducted.  Diluted EPS reflects the potential dilution that could occur if share equivalents such as Operating Partnership units, employee stock options, time-vesting and performance-vesting restricted share units ("RSUs"), restricted shares, deferred incentive share units and profits interest units ("LTIP units") were exercised or converted into common stock that then shared in the earnings of the Company.

The computation of diluted EPS is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Basic net income (loss) attributable to common stockholders	$(2,159)	$14,132	$59,234	$21,407
Effect of net income (loss) attributable to noncontrolling interests - unit holders	(89)	607	2,566	955
Diluted net income (loss) attributable to common stockholders	$(2,248)	$14,739	$61,800	$22,362
Denominator:
Basic weighted average shares outstanding	111,725	111,543	111,692	111,381
Effect of Operating Partnership units	—	4,833	4,830	4,973
Effect of time-vesting RSUs	—	198	230	194
Effect of performance-vesting RSUs	—	—	90	—
Effect of restricted shares	—	5	—	5
Effect of deferred incentive share units	—	4	—	5
Effect of LTIP units	—	83	115	80
Diluted adjusted weighted average shares outstanding	111,725	116,666	116,957	116,638

Basic net income (loss) per common share attributable to Parkway Properties, Inc.	$(0.02)	$0.13	$0.53	$0.19
Diluted net income (loss) per common share attributable to Parkway Properties, Inc.	$(0.02)	$0.13	$0.53	$0.19

The computation of diluted EPS for the three months ended June 30, 2016 does not include the effect of Operating Partnership units, employee stock options, RSUs, restricted shares and LTIP units, as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in "Note 9—Share-Based and Long-Term Compensation Plans."

Note 8 – Income Taxes

The Company elected to be taxed as a REIT under the Code.  In January 1998, the Company completed its reorganization into an umbrella partnership real estate investment trust ("UPREIT") structure under which substantially all of the Company’s real estate assets are owned by the Operating Partnership. Presently, substantially all interests in the Operating Partnership are owned by the Company and a wholly owned subsidiary. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its "REIT taxable income," subject to certain adjustments and excluding any net capital gain to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status, and the Company believes that it was in compliance with all REIT requirements at June 30, 2016 and December 31, 2015. As a REIT, the Company generally will not be subject to corporate level U.S. federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to U.S. federal income taxes on its undistributed taxable income.

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

The Company’s provision for income taxes was $312,000 and $326,000 for the three months ended June 30, 2016 and 2015, respectively, and $887,000 and $518,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Through June 30, 2016, the Company had stock options, RSUs and LTIP units outstanding under the 2015 Equity Plan, each as described below.

Long-Term Equity Incentives

At June 30, 2016, a total of 1,293,750 shares underlying stock options had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan, of which 431,250 options remain unvested, and 862,500 options remain unexercised. The unvested stock options are valued at $1.8 million, which equates to an average price per option of $4.17. Each stock option will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date, subject to the grantee's continued service.

At June 30, 2016, a total of 536,764 time-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan. The time-vesting RSUs are valued at $8.3 million, which equates to an average price per share of $15.51.

At June 30, 2016, a total of 555,076 LTIP units had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan. LTIP units are a form of limited partnership interest issued by the Operating Partnership, and will be considered earned if, and only to the extent to which applicable total shareholder return ("TSR") performance measures are achieved during the performance period. Grant date fair values of the LTIP units are estimated and the resulting expense is recorded regardless of whether the TSR performance measures are achieved if the required service is delivered. The grant date fair values are being amortized to expense over the period from the grant date to the date at which the awards, if any, would become vested. The LTIP units are valued at $3.8 million, which equates to an average price per share of $6.80.

At June 30, 2016, a total of 336,240 performance-vesting RSUs had been granted to officers of the Company and remain outstanding under the 2015 Equity Plan. The performance-vesting RSUs are valued at $2.1 million, which equates to an average price per share of $6.20. Each performance-vesting RSU will vest based on the attainment of TSR performance measures during the applicable performance period, subject to the grantee's continued service.

Total compensation expense related to restricted shares, deferred incentive share units, stock options, RSUs, and LTIP units of $2.9 million and $3.5 million was recognized in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) during the six months ended June 30, 2016 and 2015, respectively. Total compensation expense related to non-vested awards not yet recognized was $7.3 million at June 30, 2016. The weighted average period over which this expense is expected to be recognized is approximately 1.4 years.

A summary of the Company's restricted shares, stock options, RSUs, and LTIP unit activity for the six months ended June 30, 2016 is as follows:

	Restricted Shares		Stock Options		Time-Vesting RSUs		Performance-Vesting RSUs		LTIP Units
	# of Shares	Weighted Average Grant-Date Fair Value	# of Options	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of Share Units	Weighted Average Grant-Date Fair Value	# of LTIP Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2015	5,189	$13.65	1,293,750	$4.17	386,748	$18.09	215,527	$8.11	447,938	$8.58
Granted	—	—	—	—	247,520	12.47	164,640	4.66	206,640	4.77
Vested / Exercised	(5,189)	13.65	(431,250)	4.17	(93,904)	18.21	—	—	—	—
Forfeited	—	—	—	—	(3,600)	14.13	(6,000)	5.57	—	—
TSR Not Achieved	—	—	—	—	—	—	(37,927)	10.50	(99,502)	10.60
Balance at June 30, 2016	—	$—	862,500	$4.17	536,764	$15.51	336,240	$6.20	555,076	$6.80

Note 10 – Related Party Transactions

On May 18, 2011, the Company closed on the Contribution Agreement pursuant to which Eola Capital, LLC ("Eola") contributed its property management company (the "Management Company") to the Company. In connection with the Eola contribution of its Management Company to the Company, a subsidiary of the Company made a $3.5 million preferred equity investment in an entity 21% owned by Mr. Heistand, and which is included in receivables and other assets on the Company's consolidated balance sheets. This investment provides that the Company will be paid a preferred equity return equal to 7% per annum of the preferred equity outstanding. For the six months ended June 30, 2016 and 2015, the Company received preferred equity distributions on this investment in the aggregate amounts of approximately $123,000. This preferred equity investment was approved by the Board, and recorded as a cost method investment in receivables and other assets on the balance sheet.

Certain of the Company's executive officers own interests in properties that are managed and leased by the Management Company. During the three months ended June 30, 2016 and 2015, the Company recorded approximately $77,000 and $92,000 in management fees, respectively, and $193,000 and $242,000, respectively, in reimbursements related to the management and leasing of these assets. During the six months ended June 30, 2016 and 2015, the Company recorded approximately $156,000 and $230,000 in management fees, respectively, and $388,000 and $536,000, respectively, in reimbursements related to the management and leasing of these assets. For the three months ended June 30, 2016 and 2015, the Company recorded management fees and reimbursements, net of elimination, related to the unconsolidated joint ventures of approximately $203,000 and $94,000, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded management fees and reimbursements, net of elimination, related to the unconsolidated joint ventures of approximately $310,000 and $244,000, respectively.

On June 29, 2016, the Company paid $250,000 to TPG VI Management, LLC as payment of a quarterly monitoring fee pursuant to the Management Services Agreement dated June 5, 2012, as amended, which provides that the monitoring fee be payable entirely in cash. The monitoring fee, which is paid quarterly when the Company pays its common stock dividend, is in lieu of director fees otherwise payable to the TPG VI Pantera Holdings, L.P.–nominated members of the Board.

Note 11 – Commitments and Contingencies

The Company and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. The Company does not believe that any such litigation will materially affect its financial position or operations.

In connection with the Company's December 19, 2013 merger transactions with Thomas Properties Group, Inc., the Company acquired a 1% limited partnership interest in 2121 Market Street. A mortgage loan secured by a first trust deed on 2121 Market Street is guaranteed by the Company up to a maximum amount of $14.0 million expiring in December 2022.

At June 30, 2016, the Company had future obligations under leases to fund tenant improvements and leasing commissions of $38.8 million and $1.4 million, respectively.

Note 12 – Subsequent Events

On July 25, 2016, the Company sold the Stein Mart Building, an office property located in Jacksonville, Florida, for a gross sale price of $23.6 million, and expects to recognize a gain in the third quarter of 2016. In conjunction with the closing of the Stein Mart Building sale, the Company paid in full the $10.6 million mortgage debt secured by the Stein Mart Building and incurred a prepayment fee as part of the repayment of approximately $2.3 million which the Company expects to recognize during the third quarter of 2016. As of June 30, 2016, the Company recorded assets held for sale and liabilities related to assets held for sale related to this property of $21.4 million and $11.7 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

Parkway Properties, Inc. (and collectively, with its subsidiaries, including Parkway Properties LP, "we", "our", or "us") is a fully integrated, self-administered and self-managed real estate investment trust ("REIT") specializing in the acquisition, ownership, development and management of quality office properties in high-growth submarkets in the Sunbelt region of the United States. At July 1, 2016, we owned or had an interest in 34 office properties located in six states with an aggregate of approximately 14.0 million square feet of leasable space. We offer fee-based real estate services through our wholly owned subsidiaries, which in total managed and/or leased approximately 2.7 million square feet primarily for third-party property owners at July 1, 2016. Unless otherwise indicated, all references to square feet represent net rentable area.

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

•
Maximize Cash Flow by Continuing to Enhance the Operating Performance of Each Property.  We provide property management and leasing services to our portfolio, actively managing our properties and leveraging our customer relationships to improve operating performance, maximize long-term cash flow and enhance stockholder value. We seek to attain a favorable customer retention rate by providing outstanding property management and customer service programs responsive to the varying needs of our diverse customer base. We also employ a judicious prioritization of capital projects to focus on projects that enhance the value of our properties through increased rental rates, occupancy, service delivery, or enhanced reversion value.

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

Occupancy.  Our revenues are dependent on the occupancy of our office buildings. At July 1, 2016, occupancy of our office portfolio was 89.1%, compared to 89.0% at April 1, 2016 and 90.4% at July 1, 2015. Not included in the July 1, 2016 occupancy rate is the impact of 28 signed leases through July 1, 2016 totaling 199,857 square feet expected to take occupancy between now and the third quarter of 2018, of which the majority will commence during the third quarter of 2016. Including these signed leases, our portfolio was 90.5% leased at July 1, 2016. Our average occupancy for the three and six months ended June 30, 2016, was 88.9% and 89.0%, respectively.

During the second quarter of 2016, 17 leases were renewed totaling 77,000 rentable square feet at an average annual rental rate per square foot of $38.69 and at an average cost of $5.97 per square foot per year of the lease term.

During the second quarter of 2016, six expansion leases were signed totaling 33,000 rentable square feet at an average annual rental rate per square foot of $36.70 and at an average cost of $7.35 per square foot per year of the lease term.

During the second quarter of 2016, 18 new leases were signed totaling 70,000 rentable square feet at an average annual rental rate per square foot of $39.32 and at an average cost of $7.68 per square foot per year of the term.

Rental Rates.  An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates. Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three to seven year terms, though we do enter into leases with terms that are either shorter or longer than that typical range from time to time. As leases expire, we seek to replace existing leases with new leases at the current market rental rate. For our properties owned as of July 1, 2016, management estimates that we have approximately $1.72 per square foot in annual rental rate embedded growth in our office property leases. Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted average estimated market rental rate.

The following table represents the embedded growth by lease expiration year for our portfolio including consolidated and unconsolidated joint ventures:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Square Feet	Annualized Rental Revenue (in thousands)	Number of Leases	Weighted Average Expiring Gross Rental Rate per Net Rentable Square Foot	Weighted Average Estimated Market Rent per Net Rentable Square Foot (1)
2016	390	2.8%	$12,555	163	$32.19	$33.98
2017	1,173	8.4%	35,761	152	30.49	32.78
2018	1,193	8.5%	39,771	154	33.34	33.98
2019	1,212	8.6%	41,495	117	34.24	34.50
2020	1,030	7.3%	35,143	110	34.12	35.39
2021	1,534	10.9%	49,433	85	32.22	34.48
Thereafter	5,979	42.6%	196,724	177	32.90	34.93
Total	12,511	89.1%	$410,882	958	$32.84	$34.56
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

Customer Retention.  Keeping existing customers is important as high customer retention leads to increased occupancy, less downtime between leases and reduced leasing costs. We estimate that it costs two to three times more to replace an existing customer with a new one than to retain the existing customer. In making this estimate, we take into account the sum of revenue lost during downtime on the space plus leasing costs, which typically rise as market vacancies increase. Therefore, we focus a great amount of energy on customer retention. We seek to retain our customers by continually focusing on operations at our office properties. We believe in providing superior customer service; hiring, training, retaining and empowering each employee; and creating an environment of open communication both internally and externally with customers and stockholders. Our customer retention rate was 54.2% for the quarter ended June 30, 2016, as compared to 55.2% for the quarter ended March 31, 2016, and 62.0% for the quarter ended June 30, 2015.

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

Pursuant to the Merger Agreement, on the business day following the Effective Time, Cousins will separate from the combined businesses (the "combined company") the portion of the combined businesses relating to the ownership of real properties in Houston, Texas (the "Houston Business"), along with certain fee-based real estate services (such separation, the "Separation"). After the Separation, Cousins will distribute pro rata to its stockholders (which include all stockholders of the combined company) all of the outstanding voting shares of common stock of a new publicly traded REIT, Parkway, Inc. ("New Parkway") containing the Houston Business (the "Spin-Off", and together with the Merger and the related transactions, the "Transactions"). Cousins (or a subsidiary of Cousins) will retain all of the shares of a class of non-voting preferred stock of New Parkway, upon the terms and subject to the conditions of the Merger Agreement. After the Spin-Off, New Parkway will be a separate, publicly-traded entity, and both Cousins and New Parkway intend to operate prospectively as umbrella partnership real estate investment trusts.

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

The Merger Transaction is subject to certain closing conditions, including but not limited to stockholder approval by the stockholders of each of us and Cousins. As a result, we can provide no assurances when the Merger Transaction will close, if at all. Pursuant to the Merger Agreement, if the Merger Agreement is terminated for certain reasons, then under certain circumstances we may be required to pay Cousins a termination fee of $65 million or an expense reimbursement amount of $20 million.

Each of the boards of directors of the Company and Cousins has set a special meeting of its respective stockholders on August 23, 2016 at 2:00 p.m. Eastern Time. At the Company's special meeting, its stockholders will vote on a proposal to approve the Merger, as well as other related proposals. The record date for determination of stockholders of the Company entitled to vote at its special meeting has been set as the close of business on July 15, 2016.

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

Parkway Properties Office Fund II, L.P.

At June 30, 2016, we had one consolidated partnership structured as a discretionary fund. Parkway Properties Office Fund II L.P. ("Fund II"), a $750.0 million discretionary fund, was formed on May 14, 2008. Fund II was structured with The Teacher Retirement System of Texas ("TRST") as a 70% investor and the Operating Partnership as a 30% investor, with an original target capital structure of approximately $375.0 million of equity capital and $375.0 million of non-recourse, fixed-rate first mortgage debt. Fund II currently owns five properties and one development property totaling 2.2 million square feet in Atlanta, Georgia; Phoenix, Arizona; and Philadelphia, Pennsylvania. In August 2012, Fund II increased its investment capacity by $20.0 million to purchase Hayden Ferry Lakeside III, IV and V, a 2,500 space parking garage, a 21,000 square foot office property and a vacant parcel of land available for development, all adjacent to our Hayden Ferry Lakeside I and Hayden Ferry Lakeside II office properties in Phoenix, Arizona. In August 2013, Fund II expanded its investment guidelines solely for the purpose of authorizing the purchase of a parcel of land available for development in Tempe, Arizona. In April 2014, Fund II authorized the development of Hayden Ferry Lakeside III, as well as the transfer of an interest in the owner of Hayden Ferry Lakeside III, a subsidiary of Fund II, to our Operating Partnership. We now own a 70% indirect interest in Hayden Ferry Lakeside III.

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

Joint Ventures

In addition to the 32 office properties included in our consolidated financial statements, we were also invested in four unconsolidated joint ventures, which own two operating properties, as of June 30, 2016.

On February 5, 2016, we sold 80% of our interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, to a joint venture with a third party investor at a gross asset value of $175.0 million. Simultaneous with the closing of the joint venture transaction, the joint venture closed on a $106.5 million first mortgage secured by the asset, which has a fixed interest rate of 4.6%, matures in March 2026 and is interest only through maturity. The recapitalization of Courvoisier Centre resulted in net proceeds to us of $154.3 million. We retained a 20% noncontrolling ownership interest in the property. We deconsolidated the asset, recognized a gain on the 80% interest sold of approximately $25.3 million during the six months ended June 30, 2016, and reflected the 20% retained noncontrolling interest as an equity method investment based on our original investment.

Financial Condition

Comparison of the six months ended June 30, 2016 to the year ended December 31, 2015.

Assets. During the six months ended June 30, 2016, we continued the execution of our strategy of operating and acquiring office properties as well as disposing of non-core assets that no longer meet our investment criteria or for which a disposition would maximize value. During the six months ended June 30, 2016, total assets decreased $161.2 million, or 4.5%, as compared to the year ended December 31, 2015. The primary reason for the decrease was the disposition of 5300 Memorial and Town and Country in Houston, Texas, and the sale of 80% of our interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida which was deconsolidated during the first quarter of 2016 (such dispositions, the "Dispositions") (see "—Real estate related investments").

Real Estate Related Investments, Net. Our real estate related investments, net decreased $150.8 million, or 5.0%, to a carrying amount of $2.9 billion at June 30, 2016 and consisted of 32 office properties. The primary reason for the decrease during the six months ended June 30, 2016 relates to the Dispositions, partially offset by building improvements to office properties of approximately $46.4 million.

Mortgage Loan Receivable. On June 3, 2013, we issued a $13.9 million first mortgage loan to the US Airways Building Tenancy in Common, which is secured by the US Airways Building, a 225,000 square foot office building located in Phoenix, Arizona in which we own a 74.6% interest, with US Airways owning the remaining 25.4% interest in the building. The mortgage loan has a fixed interest rate of 3.0% and matures on December 31, 2016. As of June 30, 2016 and December 31, 2015, the balance of the mortgage loan was $12.9 million and $13.1 million, respectively. Because we act as both the lender and the borrower for this mortgage loan, our share of the mortgage loan is not reflected on our consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the balance of our mortgage loan receivable was $3.3 million.

Investment in Unconsolidated Joint Ventures. In addition to the 32 office properties included in our consolidated financial statements, we were also invested in four unconsolidated joint ventures, which own two operating properties, as of June 30, 2016. We account for these investments under the equity method of accounting. Accordingly, the assets and liabilities of the joint ventures are not included in our consolidated balance sheet as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the balance of our investment in these joint ventures was $45.3 million and $39.6 million, respectively. The increase in the balance of our investment in unconsolidated joint ventures is primarily due to the sale of 80% of our interest in Courvoisier Centre and forming a joint venture to hold this property whereby we retained a 20% noncontrolling interest.

Cash and Cash Equivalents. Cash and cash equivalents were $71.8 million and $75.0 million at June 30, 2016 and December 31, 2015, respectively. The decrease in cash and cash equivalents of $3.2 million, or 4.2%, during the six months ended June 30, 2016, was primarily due to payments on mortgage notes payable, including our paydowns in full of the mortgage debt secured by our CityWestPlace and Lincoln Place properties, dividends paid on common stock, and improvements to real estate, partially offset by proceeds from the sale of 5300 Memorial and Town and Country in Houston, TX, proceeds from the sale of 80% of our ownership interest in and concurrent refinancing of the Courvoisier Centre complex in Miami, FL, distributions of capital from unconsolidated joint ventures, and cash provided by operations.

Receivables and Other Assets. For the six months ended June 30, 2016, receivables and other assets increased $10.3 million, or 3.5%, primarily due to the impact of straight line rent.

Intangible Assets, Net. For the six months ended June 30, 2016, intangible assets net of related amortization decreased $23.0 million, or 15.7%, and was due primarily to amortization recorded during the period and the Dispositions.

Assets Held for Sale and Liabilities Related to Assets Held for Sale. As of June 30, 2016, we classified assets held for sale and liabilities related to assets held for sale totaling $21.4 million and $11.7 million, respectively. Assets and liabilities held for sale as of June 30, 2016 relate to the Stein Mart Building in Jacksonville, Florida. As of December 31, 2015, we classified assets held for sale and liabilities related to assets held for sale totaling $21.4 million and $1.0 million, respectively. Assets and liabilities held for sale as of December 31, 2015 relate to 5300 Memorial and Town and Country in Houston, Texas.

Management Contract Intangibles, Net. For the six months ended June 30, 2016, management contract intangibles, net of related amortization, decreased from $378,000 to zero as a result of amortization recorded during the period.

Notes Payable to Banks, Net. Notes payable to banks, net increased $862,000, or 0.2%, during the six months ended June 30, 2016, as a result of amortization of debt issuance costs recorded during the period.

Mortgage Notes Payable, Net. During the six months ended June 30, 2016, mortgage notes payable, net decreased $176.8 million, or 14.3%, due to the following (in thousands):

Increase (Decrease)
Scheduled principal payments	$(6,963)
Payoff of CityWestPlace I and II and Lincoln Place mortgages	(161,888)
Gain on extinguishment of CityWestPlace I and II and Lincoln Place mortgages	(465)
Reclassification of the Stein Mart Building mortgage and related unamortized debt issuance costs, net to liabilities related to assets held for sale	(10,551)
Amortization of premiums on mortgage debt acquired, net	(5,874)
Increases under the Hayden Ferry Lakeside III construction loan	8,501
Amortization of financing costs	462
Debt issuance costs	(33)
$(176,811)

For a description of our outstanding mortgage debts, please reference "—Liquidity and Capital Resources–Indebtedness–Mortgage Notes Payable."

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

Accounts Payable and Other Liabilities.  For the six months ended June 30, 2016, accounts payable and other liabilities decreased $13.4 million, or 6.9%, primarily due to a net decrease in property related payables, partially offset by increases in the fair value of our interest rate swaps and corporate payables.

Equity. Total equity increased $17.4 million or 1.1%, during the six months ended June 30, 2016, as a result of the following (in thousands):

Increase (Decrease)
(Unaudited)
Net income attributable to Parkway Properties, Inc.	$59,234
Net income attributable to noncontrolling interests	4,235
Other comprehensive loss	(5,264)
Common stock dividends declared	(43,810)
Share-based compensation	2,792
Issuance of shares to directors	275
Distributions to noncontrolling interests	(52)
$17,410

Common and Limited Voting Stock. On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the six months ended June 30, 2016 there were no ATM sales under the Sales Agreement.

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

Results of Operations

Comparison of the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015.

Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders for the three months ended June 30, 2016 was $2.2 million ($0.02 per basic and diluted common share), compared to net income of $14.1 million ($0.13 per basic and diluted common share) for the three months ended June 30, 2015. The decrease in net income attributable to common stockholders for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, in the amount of $16.3 million is primarily attributable to a decrease in net gains on sale of real estate. Net income attributable to common stockholders for the six months ended June 30, 2016 was $59.2 million ($0.53 per basic and diluted common share), compared to net income of $21.4 million ($0.19 per basic and diluted common share) for the six months ended June 30, 2015. The increase in net income attributable to common stockholders for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, in the amount of $37.8 million is primarily attributable to increases in operating income and net gains on sale of real estate. The change in income and expense items that comprise net income (loss) attributable to common stockholders is discussed in detail below.

Income from Office Properties. The analysis below includes changes attributable to same-store properties and acquisitions and dispositions of office properties. Same-store properties are consolidated properties that we owned for the current and prior year reporting periods, excluding properties classified as held for sale. At June 30, 2016, same-store properties consisted of 29 properties comprising 12.4 million square feet.

The following table represents revenue from office properties for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Revenue from office properties:
Same-store properties	$94,841	$96,033	$(1,192)	(1.2)%	$186,397	$187,605	$(1,208)	(0.6)%
Properties acquired	10,372	69	10,303	*N/M	25,626	3,556	22,070	*N/M
Properties disposed	1,036	18,150	(17,114)	(94.3)%	3,854	40,006	(36,152)	(90.4)%
Total revenue from office properties	$106,249	$114,252	$(8,003)	(7.0)%	$215,877	$231,167	$(15,290)	(6.6)%
*N/M – Not Meaningful

Revenue from office properties for same-store properties decreased $1.2 million for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively. The primary reason for the decreases is due to the impact of a tenant move out at CityWestPlace, partially offset by an increase in same-store average rental rates for same-store properties.

Property Operating Expenses. The following table represents property operating expenses for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Expense from office properties:
Same-store properties	$37,450	$35,194	$2,256	6.4%	$73,881	$68,550	$5,331	7.8%
Properties acquired	3,367	127	3,240	*N/M	8,402	1,643	6,759	*N/M
Properties disposed	455	8,259	(7,804)	(94.5)%	1,922	18,381	(16,459)	(89.5)%
Total expense from office properties	$41,272	$43,580	$(2,308)	(5.3)%	$84,205	$88,574	$(4,369)	(4.9)%
*N/M – Not Meaningful

Property operating expenses for same-store properties increased $2.3 million, or 6.4%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. Property operating expenses for same-store properties increased $5.3 million, or 7.8%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The primary reason for the increases is due to increases in property taxes and other property expenses.

Management Company Income and Expenses.  Management company income decreased $1.6 million and $2.9 million for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively, and is primarily due to the termination of certain Eola Capital, LLC management contracts. Management company expenses decreased $1.4 million and $3.4 million during the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively, and is primarily due to a decrease in salary expense associated with personnel formerly employed at assets for which the related management contracts have been terminated.

Depreciation and Amortization.  Depreciation and amortization expense attributable to office properties decreased $8.4 million and $15.6 million for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively. The primary reason for the decrease is due to the disposition of 17 office properties in 2015 and the Dispositions during the six months ended June 30, 2016, partially offset by the acquisition of three office properties in 2015.

Impairment Loss on Real Estate. Impairment loss on real estate was $4.4 million and $5.4 million for the three and six months ended June 30, 2015, respectively. During the three months ended June 30, 2015, we recorded a $4.4 million impairment loss on real estate in connection with the excess of our carrying value over our estimated fair value of 550 Greens Parkway, a 72,000 square foot office property located in Houston, Texas. During the first quarter of 2015, we recorded a $1.0 million impairment loss on real estate in connection with the excess of our carrying value over our estimated fair value of City Centre, a 266,000 square foot office property located in Jackson, Mississippi. We did not record any impairment losses on real estate during the three and six months ended June 30, 2016.

General and Administrative Expense. General and administrative expense increased $4.5 million and $2.6 million for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively. The primary reason for the increase is increased consulting and professional expenses associated with the Transactions.

Acquisition Costs. Acquisition costs decreased $196,000 and $667,000 for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively. The primary reason for the decrease is a decrease in the volume of acquisition activity during the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015.

Net Gains on Sale of Real Estate. Net loss on sale of real estate was $38,000 during the three months ended June 30, 2016. Net gains on sale of real estate were $45.2 million for the three months ended June 30, 2015. Net gains on sale of real estate were $63.0 million and $59.6 million during the six months ended June 30, 2016 and 2015, respectively.

•
On January 22, 2016, we sold 5300 Memorial, an office property located in Houston, Texas, for a gross sale price of $33.0 million, and recognized a gain of approximately $20.5 million during the three and six months ended June 30, 2016.

•
On January 22, 2016, we sold Town and Country, an office property located in Houston, Texas, for a gross sale price of $27.0 million, and recognized a gain of approximately $17.3 million during the three and six months ended June 30, 2016.

•
On February 5, 2016, we sold 80% of our interest in Courvoisier Centre, a complex of two office buildings located in the Brickell submarket of Miami, Florida, to a joint venture with a third party investor at a gross asset value of $175.0 million. Simultaneous with the closing of the joint venture transaction, the joint venture closed on a $106.5 million first mortgage secured by the asset, which has a fixed interest rate of 4.6%, matures in March 2026 and is interest-only through maturity. The recapitalization of Courvoisier Centre resulted in net proceeds to us of $154.3 million. We retained a 20% noncontrolling ownership interest in the property. We deconsolidated the asset, recognized a gain on the 80% interest sold of approximately $25.3 million during the three and six months ended June 30, 2016, and recorded the 20% retained noncontrolling interest as an equity method investment based on our original investment.

•
On January 15, 2015, we sold the Raymond James Tower, an office property located in Memphis, Tennessee, for a gross sale price of $19.3 million, providing $8.9 million in buyer credits, and recognized a loss of approximately $117,000 during the first quarter of 2015.

•
On February 4, 2015, we sold the Honeywell Building, an office property located in Houston, Texas, for a gross sale price of $28.0 million, and recognized a gain of approximately $14.3 million during the first quarter of 2015.

•
On April 8, 2015, Fund II sold Two Ravinia Drive, an office property located in Atlanta, Georgia, for a gross sale price of $78.0 million, and recognized a gain of approximately $29.0 million during the three and six months ended June 30, 2015, of which $8.7 million was our share.

•
On May 8, 2015, we sold 400 North Belt, an office property located in Houston, Texas, for a gross sale price of $10.2 million, and recognized a loss of approximately $1.2 million during the three and six months ended June 30, 2015.

•
On May 13, 2015, we sold Peachtree Dunwoody, an office property located in Atlanta, Georgia, for a gross sale price of $53.9 million, and recognized a gain of approximately $14.4 million during the three and six months ended June 30, 2015.

•
On June 5, 2015, we sold Hillsboro I-IV and V, office properties located in Ft. Lauderdale, Florida, for a gross sale price of $22.0 million, and recognized a gain of approximately $2.5 million during the three and six months ended June 30, 2015.

•
On June 12, 2015, we sold Riverplace South, an office property located in Jacksonville, Florida, for a gross sale price of $9.0 million, and recognized a gain of approximately $429,000 during the three and six months ended June 30, 2015.

Gain (Loss) on Extinguishment of Debt, Net. Gain on extinguishment of debt, net was $462,000 during the three and six months ended June 30, 2016. Loss on extinguishment of debt, net was $4.9 million and $4.8 million during the three and six months ended June 30, 2015, respectively.

•
On April 6, 2016, we paid in full the $114.0 million mortgage debt secured by CityWestPlace I and II and recognized a gain on extinguishment of debt of $154,000 during the six months ended June 30, 2016.

•	On April 11, 2016, we paid in full the $47.9 million mortgage debt secured by Lincoln Place and recognized a gain on extinguishment of debt of $308,000 during the six months ended June 30, 2016.

•
On March 5, 2015, we paid in full the first mortgage debt secured by the Westshore Corporate Center in Tampa, Florida, which had an outstanding balance of approximately $14.0 million. We recognized a gain on extinguishment of debt of $79,000 during the first quarter of 2015.

•
On April 3, 2015, we paid in full the $68.0 million Teachers Insurance and Annuity Associations mortgage debt secured by Hillsboro I-IV and V, Peachtree Dunwoody, One Commerce Green and the Comerica Bank Building and incurred a $3.0 million prepayment fee as part of the repayments.

•	On April 6, 2015, we paid in full the $31.9 million first mortgage secured by 3350 Peachtree and incurred a $319,000 prepayment fee as part of the repayment.

•
On April 8, 2015, Fund II paid in full the $22.1 million mortgage debt secured by Two Ravinia Drive and incurred a prepayment fee and swap early termination fee of $1.8 million as part of the repayment, of which $525,000 was our share.

Interest Expense. Interest expense, including amortization of deferred financing costs, decreased $1.9 million, or 10.6%, and $4.2 million, or 11.3%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively, and is comprised of the following (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	Increase (Decrease)	% Change	2016	2015	Increase (Decrease)	% Change
Interest expense:
Mortgage interest expense	$13,475	$15,399	$(1,924)	(12.5)%	$29,246	$32,980	$(3,734)	(11.3)%
Mortgage premium amortization	(2,458)	(2,883)	425	(14.7)%	(5,874)	(5,829)	(45)	0.8%
Term loan interest expense	3,999	4,240	(241)	(5.7)%	7,791	8,099	(308)	(3.8)%
Mortgage loan cost amortization	236	469	(233)	(49.7)%	461	751	(290)	(38.6)%
Term loan cost amortization	546	451	95	21.1%	1,089	873	216	24.7%
Total interest expense	$15,798	$17,676	$(1,878)	(10.6)%	$32,713	$36,874	$(4,161)	(11.3)%

Mortgage interest expense decreased $1.9 million, or 12.5%, and $3.7 million, or 11.3%, for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively. The decrease is primarily due to mortgage loan payoffs from June 30, 2015 through June 30, 2016, partially offset by interest expense associated with approximately $52.0 million of mortgage debt assumed in connection with our 2015 acquisition of Two Buckhead Plaza.

Income Taxes.  The analysis below includes changes attributable to income tax expense for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Income tax expense - current	$(205)	$(921)	$716	(77.7)%	$(631)	$(919)	$288	(31.3)%
Income tax (expense) benefit - deferred	(107)	595	(702)	*N/M	(256)	401	(657)	*N/M
Total income tax expense	$(312)	$(326)	$14	(4.3)%	$(887)	$(518)	$(369)	71.2%
*N/M - Not meaningful

Current income tax expense decreased $716,000 and $288,000 for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively. The decrease is primarily attributable to the sale of the Murano residential condominium units during the three and six months ended June 30, 2015, partially offset by an increase in net income of the taxable REIT subsidiary during the first quarter of 2016. Deferred income tax expense increased $702,000 and $657,000 for the three and six months ended June 30, 2016, as compared to the three and six months ended June 30, 2015, respectively. The increase is primarily attributable to the book to tax differences related to the sale of the Murano residential condominium units.

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

Cash

Cash and cash equivalents were $71.8 million and $75.0 million at June 30, 2016 and December 31, 2015, respectively. The decrease in cash and cash equivalents of $3.2 million was primarily due to payments on mortgage notes payable, including our paydowns in full of the mortgage debt secured by our CityWestPlace I and II and Lincoln Place properties, dividends paid on common stock, and improvements to real estate, partially offset by proceeds from the sale of 5300 Memorial and Town and Country in Houston, TX, proceeds from the sale of 80% of our ownership interest in and concurrent refinancing of the Courvoisier Centre complex in Miami, FL, distributions of capital from unconsolidated joint ventures, and cash provided by operations.

Cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $39.2 million and $54.7 million, respectively. The decrease in cash flows from operating activities of $15.5 million is primarily attributable to the timing of receipt of revenues and payment of expenses.

Cash provided by investing activities for the six months ended June 30, 2016 and 2015 was $162.6 million and $11.2 million, respectively. The increase in cash provided by investing activities of $151.4 million is primarily due to a decrease in investment in real estate and real estate development and an increase in distributions of capital from unconsolidated joint ventures, partially offset by an increase in improvements to real estate.

Cash used in financing activities for the six months ended June 30, 2016 and 2015 was $204.9 million and $108.7 million, respectively. The increase in cash used in financing activities of $96.2 million is primarily attributable to a decrease in net proceeds received from bank borrowings and an increase in principal payments on mortgage notes payable, partially offset by a decrease in distributions to noncontrolling interest partners.

Indebtedness

Notes Payable to Banks, Net. At June 30, 2016, the carrying amount of our notes payable to banks, net was $543.7 million, including $550.0 million outstanding under the following term loans (in thousands):

Credit Facilities	Interest Rate	Maturity	Outstanding Balance
$10.0 Million Working Capital Revolving Credit Facility	1.8%	03/30/2018	$—
$450.0 Million Revolving Credit Facility	1.8%	03/30/2018	—
$250.0 Million Five-Year Term Loan	2.6%	03/29/2019	250,000
$200.0 Million Five-Year Term Loan	1.8%	06/26/2020	200,000
$100.0 Million Seven-Year Term Loan	4.4%	03/31/2021	100,000
Notes payable to banks outstanding			550,000
Unamortized debt issuance costs, net			(6,258)
Notes payable to banks, net			$543,742

For a discussion of interest rate swaps entered into in connection with our unsecured term loans and senior unsecured revolving credit facility, see "Note 5—Capital and Financing Transactions—Interest Rate Swaps" in our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We monitor a number of leverage and other financial metrics including, but not limited to, total debt to total asset value ratio as defined in the loan agreements for our senior unsecured revolving credit facility. In addition, we also monitor interest and fixed charge coverage ratios, as well as the net debt to Adjusted EBITDA multiple.  The interest coverage ratio is computed by comparing the cash interest accrued to Adjusted EBITDA. The interest coverage ratio for the six months ended June 30, 2016 and 2015 was 4.1 and 3.9 times, respectively. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends paid to Adjusted EBITDA. The fixed charge coverage ratio for the six months ended June 30, 2016 and 2015 was 3.5 and 3.3 times, respectively. The net debt to Adjusted EBITDA multiple is computed by comparing our share of net debt to Adjusted EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities. The net debt to Adjusted EBITDA multiple for the six months ended June 30, 2016 and 2015 was 6.3 and 6.7 times, respectively. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments.

Mortgage Notes Payable, Net. At June 30, 2016, we had $1.1 billion of mortgage notes payable, net secured by office properties, including unamortized net premiums on debt acquired of $13.5 million and unamortized debt issuance costs of $2.4 million, with a weighted average interest rate of 4.1%.

The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable, net at June 30, 2016 (in thousands):

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Recurring Principal Amortization
Schedule of Mortgage Maturities by Years:
2016	4.5%	$6,998	$—	$6,998
2017	3.7%	426,355	412,397	13,958
2018	3.9%	218,225	202,001	16,224
2019	4.9%	146,435	138,632	7,803
2020	4.8%	115,156	110,335	4,821
Thereafter	3.9%	144,938	135,142	9,796
Total principal maturities		1,058,107	$998,507	$59,600
Reclassification of the Stein Mart Building mortgage and related unamortized debt issuance costs, net to liabilities related to assets held for sale (1)	N/A	(10,551)
Unamortized debt issuance costs, net	N/A	(2,405)
Fair value premiums on mortgage debt acquired, net	N/A	13,540
Total mortgage notes payable, net	4.1%	$1,058,691
Fair value at June 30, 2016		$1,092,792
(1) The mortgage note payable and related unamortized debt issuance costs, net associated with the Stein Mart Building are included in liabilities related to assets held for sale on our consolidated balance sheet as of June 30, 2016.

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

On May 28, 2014, we entered into an ATM Equity OfferingSM Sales Agreement (the "Sales Agreement") with various agents whereby we may sell, from time to time, shares of our common stock, par value $.001 per share, having aggregate gross sales proceeds of up to $150.0 million through an "at-the-market" equity offering program. Sales may be made to the agents in their capacity as sales agents or as principals. We intend to use the net proceeds for general corporate purposes, which may include repaying temporarily amounts outstanding from time to time under our senior unsecured revolving credit facility, for working capital and capital expenditures, and to fund potential acquisitions or development of office properties. We are required to pay each agent a commission that will not exceed, but may be lower than, 2.0% of the gross sales price of the shares sold through such agent. During the six months ended June 30, 2016, we did not sell any shares of common stock under our Sales Agreement.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During 2016 and 2015, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. See "Note 6 — Fair Values of Financial Instruments" for the fair value of our derivative financial instruments as well as their classification on our consolidated balance sheets as of June 30, 2016 and December 31, 2015.

Tabular Disclosure of the Effect of Derivative Instruments on the Statements of Operations and Comprehensive Income (Loss)

The table below presents the effect of our derivative financial instruments on our consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	$(2,341)	$680	$(8,017)	$(4,425)
Net loss reclassified from accumulated other comprehensive income (loss) into earnings	$1,353	$1,734	$2,716	$3,592
Amount of loss recognized in income on derivatives (ineffective portion, reclassifications of missed forecasted transactions and amounts excluded from effectiveness testing)	$11	$1,221	$37	$1,245

Credit Risk-Related Contingent Features

We have entered into agreements with each of our derivative counterparties that provide that if we default or are capable of being declared in default on any of its indebtedness, then we could also be declared in default on our derivative obligations.

As of June 30, 2016, the fair value of derivatives in a liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $13.8 million. As of June 30, 2016, we had not posted any collateral related to these agreements and were not in breach of any agreement provisions. If we had breached any of these provisions, we could have been required to settle our obligations under the agreements at their aggregate termination value of $13.8 million at June 30, 2016.

Capital Expenditures

During the six months ended June 30, 2016, we incurred $28.3 million in recurring capital expenditures on a consolidated basis, with $22.9 million representing our share of such expenditures. These costs include tenant improvements, leasing costs and recurring building improvements. During the six months ended June 30, 2016, we incurred $37.7 million related to upgrades on properties acquired in recent years that were anticipated at the time of purchase, with $37.8 million representing our share of such expenditures. All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts, borrowings under our senior unsecured revolving credit facility and contributions from joint venture partners.

During the six months ended June 30, 2016, Fund II incurred $4.7 million in development costs related to the construction of Hayden Ferry Lakeside III, a planned office development in the Tempe submarket of Phoenix, Arizona. Costs related to planning, developing, leasing and constructing the property, including costs of development personnel working directly on projects under development, are capitalized. We own a 70% indirect controlling interest in Hayden Ferry Lakeside III.

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

During the six months ended June 30, 2016, we paid $42.0 million in dividends to our common stockholders and $1.8 million to the common unit holders of our Operating Partnership. These dividends and distributions were funded with cash flow from our properties and proceeds from the sales of properties.

Contractual Obligations

See information appearing under the caption "—Financial Condition—Comparison of the six months ended June 30, 2016 to the year ended December 31, 2015—Notes Payable to Banks" and "—Liquidity and Capital Resources—Mortgage Notes Payable" for a discussion of changes in long-term debt since December 31, 2015. See information appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the caption "—Liquidity and Capital Resources" for a discussion of our 2016 planned capital expenditures and contractual obligations.

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

During the six months ended June 30, 2016, there have been no changes to our critical accounting policies and estimates.

Recent Accounting Pronouncements

See information appearing under the caption "—Recent Accounting Pronouncements" in "Note 1—Basis of Presentation and Summary of Significant Accounting Policies" for a discussion of the disclosure requirements of recent accounting pronouncements not yet adopted by us.

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

The following table presents a reconciliation of net income for Parkway Properties, Inc. and attributable to common stockholders to FFO attributable to the Operating Partnership for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
Net income for Parkway Properties, Inc. and attributable to common stockholders	$59,234	$21,407
Adjustments to derive FFO attributable to the Operating Partnership:
Depreciation and amortization	74,897	89,071
Noncontrolling interest – unit holders	2,566	955
Impairment loss on real estate	—	5,400
Net gains on sale of real estate	(62,982)	(39,238)
FFO attributable to the Operating Partnership	$73,715	$77,595

In addition to FFO, we also disclose recurring FFO ("Recurring FFO"), which excludes our share of lease termination fees, gains and losses on extinguishment of debt, acquisition costs, non-cash adjustments for interest rate swaps, merger and realignment expenses, or other unusual items. Although this is a non-GAAP measure that differs from NAREIT’s definition of FFO, we believe it provides a meaningful presentation of operating performance because it allows investors to compare our operating performance to our performance in prior reporting periods without the effect of items that by their nature are not comparable from period to period and tend to obscure our actual operating results. Recurring FFO measures 100% of the operating performance of Parkway Properties LP in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of FFO attributable to the Operating Partnership to Recurring FFO attributable to the Operating Partnership for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
FFO attributable to the Operating Partnership	$73,715	$77,595
Adjustments to derive Recurring FFO attributable to the Operating Partnership:
Lease termination fee income	(194)	(1,029)
(Gain) loss on extinguishment of debt, net	(462)	3,752
Acquisition costs	—	667
Non-cash adjustment for interest rate swap	(47)	205
Merger and realignment expenses	6,719	—
Recurring FFO attributable to the Operating Partnership	$79,731	$81,190

In addition to FFO and Recurring FFO, we also disclose FAD, which is FFO, excluding straight line rent adjustments, amortization of above and below market leases, share-based compensation expense, acquisition costs, amortization of loan costs, non-cash adjustments for interest rate swaps, gains and losses on extinguishment of debt, amortization of mortgage interest premium and reduced by recurring non-revenue enhancing capital expenditures for building improvements, tenant improvements and leasing costs. Adjustments for our share of partnerships and joint ventures are included in the computation of FAD on the same basis. While there is not a generally accepted definition established for FAD, we believe it is a non-GAAP measure that provides a meaningful presentation of operating performance by representing cash flow available for our stockholders. FAD measures 100% of the operating performance of Parkway Properties LP in which Parkway Properties, Inc. owns an interest.

The following table presents a reconciliation of FFO attributable to the Operating Partnership to FAD attributable to the Operating Partnership for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
FFO attributable to the Operating Partnership	$73,715	$77,595
Adjustments to derive FAD attributable to the Operating Partnership:
Straight-line rents	(14,637)	(16,798)
Amortization of below market leases, net	(4,620)	(9,438)
Share-based compensation expense	2,950	3,462
Acquisition costs	—	667
Amortization of loan costs	1,481	1,495
Non-cash adjustment for interest rate swap	(47)	205
(Gain) loss on extinguishment of debt, net	(462)	3,752
Amortization of mortgage interest premium	(5,999)	(5,949)
Recurring capital expenditures	(19,847)	(13,045)
FAD attributable to the Operating Partnership	$32,534	$41,946

EBITDA and Adjusted EBITDA

We believe that using EBITDA as a non-GAAP financial measure helps investors and our management analyze our ability to service debt and pay cash distributions. We define EBITDA as net income before interest expense, income taxes and depreciation and amortization. We further adjust EBITDA to exclude amortization of loan costs, non-cash adjustments for interest rate swaps, impairment of real estate, gains and losses on sales of real estate, gains and losses on extinguishment of debt, noncontrolling interest - unit holders, acquisition costs, share-based compensation expense and merger and realignment expenses, which we refer to as "Adjusted EBITDA".

Adjustments for Parkway’s share of partnerships and joint ventures are included in the computation of Adjusted EBITDA on the same basis.

However, the material limitations associated with using EBITDA and Adjusted EBITDA as non-GAAP financial measures compared to cash flows provided by operating, investing and financing activities are that EBITDA and Adjusted EBITDA do not reflect our historical cash expenditures or future cash requirements for working capital, capital expenditures or the cash required to make interest and principal payments on our outstanding debt. Although EBITDA and Adjusted EBITDA have limitations as analytical tools, we compensate for the limitations by only using EBITDA and Adjusted EBITDA to supplement GAAP financial measures. Additionally, we believe that investors should consider EBITDA and Adjusted EBITDA in conjunction with net income and the other required GAAP measures of our performance to improve their understanding of our operating results. EBITDA and Adjusted EBITDA measure 100% of the operating performance of Parkway Properties LP in which Parkway Properties, Inc. owns an interest.

Because EBITDA and Adjusted EBITDA are not measures of financial performance calculated in accordance with GAAP, they should not be considered in isolation or as a substitute for operating income, net income, or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.

The reconciliation of net income for Parkway Properties, Inc. to EBITDA and Adjusted EBITDA is as follows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
Net income for Parkway Properties, Inc.	$59,234	$21,407
Adjustments to net income for Parkway Properties, Inc.:
Interest expense	32,713	36,874
Income tax expense	887	518
Depreciation and amortization	80,571	96,192
EBITDA	173,405	154,991
Amortization of loan costs	1,481	1,495
Non-cash adjustment for interest rate swap	(47)	205
Impairment loss on real estate	—	5,400
Net gains on sale of real estate	(62,982)	(39,238)
(Gain) loss on extinguishment of debt, net	(462)	3,752
Noncontrolling interest - unit holders	2,566	955
Acquisition costs	—	667
Share-based compensation expense	2,950	3,462
Merger and realignment expenses	6,719	—
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(10,993)	(13,500)
Adjusted EBITDA (1)	$112,637	$118,189

(1)
We define Adjusted EBITDA, a non-GAAP financial measure, as net income before interest expense, income taxes, depreciation and amortization, amortization of loan costs, non-cash adjustments for interest rate swaps, impairment of real estate, gains and losses on sales of real estate, gains and losses on extinguishment of debt, noncontrolling interest - unit holders, acquisition costs, share-based compensation expense and merger and realignment expenses. Adjustments for Parkway’s share of partnerships and joint ventures are included in the computation of Adjusted EBITDA on the same basis. Adjusted EBITDA, as calculated by us, is not comparable to Adjusted EBITDA reported by other REITs that do not define Adjusted EBITDA exactly as we do.

The computation of our proportionate share of interest and fixed charge coverage ratios, as well as the net debt to Adjusted EBITDA - annualized investment activities multiple is as follows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
Interest coverage ratio:
Adjusted EBITDA (1)	$112,637	$118,189
Interest expense:
Interest expense	$32,713	$36,874
Interest expense - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(5,319)	(6,379)
Total interest expense	$27,394	$30,495
Interest coverage ratio	4.1	3.9
Fixed charge coverage ratio:
Adjusted EBITDA	$112,637	$118,189
Fixed charges:
Interest expense	$27,394	$30,495
Principal payments	5,248	5,362
Total fixed charges	$32,642	$35,857
Fixed charge coverage ratio	3.5	3.3
Net Debt to Adjusted EBITDA - annualized investment activities multiple:
Adjusted EBITDA - annualized investment activities (2)	$222,176	$233,921
Parkway's share of total debt:
Mortgage notes payable, at par	$1,061,007	$1,201,806
Notes payable to banks, at par	550,000	600,000
Adjustments for noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(165,968)	(194,217)
Parkway's share of total debt	1,445,039	1,607,589
Less: Parkway's share of cash	(55,409)	(47,142)
Parkway's share of net debt	$1,389,630	$1,560,447
Net Debt to Adjusted EBITDA - annualized investment activities multiple	6.3	6.7

(1)
We define Adjusted EBITDA, a non-GAAP financial measure, as net income before interest expense, income taxes, depreciation and amortization, amortization of loan costs, non-cash adjustments for interest rate swaps, impairment of real estate, gains and losses on sales of real estate, gains and losses on extinguishment of debt, noncontrolling interest - unit holders, acquisition costs, share-based compensation expense and merger and realignment expenses. Adjustments for Parkway’s share of partnerships and joint ventures are included in the computation of Adjusted EBITDA on the same basis. Adjusted EBITDA, as calculated by us, is not comparable to Adjusted EBITDA reported by other REITs that do not define Adjusted EBITDA exactly as we do.

(2)
Adjusted EBITDA - annualized investment activities includes the implied annualized impact of any acquisition or disposition activity during the period (See below for computation of Adjusted EBITDA - annualized investment activities).

The reconciliation of net income (loss) for Parkway Properties, Inc. to EBITDA and Adjusted EBITDA for the three months ended June 30, 2016 and 2015, and the computation of Adjusted EBITDA - annualized investment activities is as follows (in thousands):

	Three Months Ended
	June 30,
	2016	2015
	(Unaudited)
Net income (loss) for Parkway Properties, Inc.	$(2,159)	$14,132
Adjustments to net income (loss) for Parkway Properties, Inc.:
Interest expense	15,798	17,676
Income tax expense	312	326
Depreciation and amortization	38,631	47,056
EBITDA	52,582	79,190
Amortization of loan costs	749	824
Non-cash adjustment for interest rate swap	(31)	(43)
Impairment loss on real estate	—	4,400
Net (gains) losses on sale of real estate	38	(24,922)
(Gain) loss on extinguishment of debt, net	(462)	3,831
Noncontrolling interest - unit holders	(89)	607
Acquisition costs	—	196
Share-based compensation expense	1,433	1,726
Merger and realignment expenses	6,719	—
EBITDA adjustments - noncontrolling interest in real estate partnerships and unconsolidated joint ventures	(5,395)	(6,326)
Adjusted EBITDA (1)	$55,544	$59,483

Adjusted EBITDA	$55,544	$59,483
Annualization factor	x 4	x 4
Adjusted EBITDA Annualized	222,176	237,932
Adjustment for annualized investment activities (2)	—	(4,011)
Adjusted EBITDA - annualized investment activities	$222,176	$233,921

(1)
We define Adjusted EBITDA, a non-GAAP financial measure, as net income before interest expense, income taxes, depreciation and amortization, amortization of loan costs, non-cash adjustments for interest rate swaps, impairment of real estate, gains and losses on sales of real estate, gains and losses on extinguishment of debt, noncontrolling interest - unit holders, acquisition costs, share-based compensation expense and merger and realignment expenses. Adjustments for Parkway’s share of partnerships and joint ventures are included in the computation of Adjusted EBITDA on the same basis. Adjusted EBITDA, as calculated by us, is not comparable to Adjusted EBITDA reported by other REITs that do not define Adjusted EBITDA exactly as we do.

(2)	Adjustment for annualized investment activities accounts for the implied annualized impact of any acquisition or disposition activity for the period.

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

We also evaluate performance based upon SSNOI and recurring SSNOI. SSNOI reflects the NOI from properties that were owned for the entire current and prior reporting periods presented and excludes properties acquired or sold during those periods, which eliminates disparities in net operating income due to acquisitions and dispositions of properties during such period. Recurring SSNOI includes adjustments for lease termination fees or other unusual items. We believe that these measures provide more consistent metrics for the comparison of our properties from period to period.

NOI, SSNOI and recurring SSNOI as reported by us may not be comparable to similar measures reported by other REITs that do not define the measures as we do. NOI, SSNOI and recurring SSNOI are not measures of operating results as measured by GAAP and should not be considered alternatives to net income.

The following table presents a reconciliation of our net income to NOI, SSNOI and recurring SSNOI for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
Net income for Parkway Properties, Inc.	$59,234	$21,407
Add (deduct):
Interest expense	32,713	36,874
(Gain) loss on extinguishment of debt, net	(462)	4,840
Depreciation and amortization	80,571	96,192
Management company expenses	1,863	5,291
Income tax expense	887	518
General and administrative	19,263	16,631
Acquisition costs	—	667
Equity in earnings of unconsolidated joint ventures	(519)	(584)
Sale of condominium units	—	(9,836)
Cost of sales - condominium units	—	10,091
Net income attributable to noncontrolling interests	4,235	20,732
Net gains on sale of real estate	(62,982)	(59,562)
Impairment loss on real estate	—	5,400
Management company income	(2,696)	(5,586)
Interest and other income	(435)	(482)
NOI from consolidated office properties	131,672	142,593
Less: NOI from non same-store properties	(19,156)	(23,538)
SSNOI	112,516	119,055
Less: Lease termination fee income	(207)	(860)
Recurring SSNOI	$112,309	$118,195

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are discussed in "Note 4—Investment in Unconsolidated Joint Ventures" and "Note 11—Commitments and Contingencies" of the accompanying consolidated financial statements.

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2016. There were no changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The proposed Merger with Cousins may not be completed on the terms or timeline currently contemplated or at all.

The completion of the Merger is subject to certain conditions, including (1) approval by our and Cousins stockholders; (2) the Spin-Off being fully ready to be consummated contemporaneously with the Merger, including the effectiveness of the New Parkway Form 10; (3) approval for listing on the NYSE of Cousins common stock to be issued in the Merger or reserved for issuance in connection therewith; (4) no injunction or law prohibiting the Merger; (5) accuracy of each party’s representations, subject in most cases to materiality or material adverse effect qualifications; (6) material compliance with each party’s covenants; (7) receipt by each of us and Cousins of an opinion to the effect that the Merger will qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code") and of an opinion that each of us and Cousins will qualify as a REIT under the Code; and (8) effectiveness of the registration statement that contains the joint proxy statement/prospectus sent to our and Cousins' stockholders. We cannot provide assurances that the Merger will be consummated on the terms or timeline currently contemplated, or at all. We have expended and will continue to expend a significant amount of time and resources on the Merger, and a failure to consummate the Merger as currently contemplated, or at all, could have a material adverse effect on our business and results of operations.

If the Merger is not consummated by December 31, 2016 (unless extended under certain circumstances), either of us or Cousins may terminate the Merger Agreement.

We or Cousins may terminate the Merger Agreement if the Merger has not been consummated by December 31, 2016, subject to extension to March 31, 2017 if the only closing condition that has not been met is that related to the readiness of the Spin-Off. We or Cousins may also terminate the Merger Agreement (1) by mutual written consent; (2) if there is a permanent, non-appealable injunction or law restraining or prohibiting the consummation of the Merger; (3) if either of our or Cousins' stockholders fail to approve the Merger; (4) if the other party’s board of directors changes its recommendation in favor of the Merger; (5) if the other party has materially breached its non-solicit covenant, subject to a cure period; (6) in order to enter into a superior proposal; or (7) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period.

The Merger may not be completed, which may adversely affect our business.

If the Merger is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized. We may also be subject to additional risks if the Merger is not completed, including:

•	the requirement in the Merger Agreement that, under certain circumstances, we pay Cousins a termination fee of $65 million or an expense reimbursement amount of $20 million;

•	incurring substantial costs related to the Merger, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;

•	reputational harm due to the adverse perception of any failure to successfully complete the Merger; and

•
potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to the Company, in each case without realizing any of the benefits of having the Merger completed.

If the Merger is not completed, these risks could have a material adverse effect on our business, financial conditions and results of operations and have an adverse effect on the trading price of our common stock.

The integration of us and Cousins following the Merger may present significant challenges.

There will be a significant degree of difficulty and management distraction inherent in the process of integrating with Cousins. These difficulties will include:

•	the challenge of integrating our businesses and carrying each of our ongoing operations;

•	the substantial expenses expected to be incurred related to the Merger;

•	the potential difficulty in effectively managing expanded operations following the Merger to produce positive results;

•	the potential difficulty in managing the effects of the Spin-Off on the combined company, including the administrative and legal aspects of the separation of the Houston Business;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating our and Cousins' business cultures; and

•	the potential difficulty in retaining our and Cousins' key officers and personnel.

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

If the proposed Merger closes, there will be additional risks relating to an investment in Cousins' common shares.

If the Merger closes, the results of operations of the combined company, as well as the market price of the common shares of the combined company, after the Merger may be affected by other factors in addition to those currently affecting our results of operations and the market price of our common stock. Such factors include:

•	there will be a greater number of shares of the combined company after the Merger outstanding as compared to the number of our currently outstanding shares;

•	there will be different stockholders;

•	there will be different businesses;

•	there will be different assets and capitalizations;

•	the market price of the combined company’s common shares may decline as a result of the Merger;

•	the combined company may not pay dividends at or above the rate that we currently pay;

•	the combined company will have a substantial amount of indebtedness and may need to refinance existing indebtedness or incur additional indebtedness in the future;

•	the combined company would succeed to, and may incur, adverse tax consequences if we or Cousins has failed or fails to qualify as a REIT for U.S. federal income tax purposes; and

•
in certain circumstances, even if the combined company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state, and other taxes, which would reduce the combined company’s cash available for distribution to its stockholders.

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

•
whether New Parkway will qualify as a REIT, which involves the application of highly technical and complex provisions of the Code, as well as various factual determinations not entirely within our control;

•
whether changes in legislation, the Treasury regulations, or Internal Revenue Service interpretations may adversely impact our ability to separate our real estate assets into a REIT or whether stockholders of New Parkway will benefit from being a REIT;

•	whether New Parkway is able to complete financings and/or refinancing related to the Spin-Off within an acceptable timeframe and on acceptable terms, if at all;

•	whether New Parkway is able to conduct and expand its business following the Spin-Off due to circumstances beyond our control;

•	whether there could be legal or other challenges to the Spin-Off, including changes in legal, regulatory, market and other circumstances which could lead to the Spin-Off not being pursued; and

•
whether New Parkway and/or its customers experience financial difficulties from interest rates, general market and economic conditions and other factors, including changes in prices of commodities such as crude oil.

Any one or more of these risks and uncertainties, or any other complexity or aspect of the Spin-Off or its implementation, may cause the Spin-Off to fail or prevent the Spin-Off from being able to be completed. If the Spin-Off is not completed, the Merger may fail to close, which could adversely affect us, as described above.

The pendency of the Transactions could adversely affect our business and operations and may result in the departure of key personnel.

In connection with the pending Transactions, some of our customers may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Transactions are completed. Similarly, our and Cousins' current and prospective employees may experience uncertainty about their future roles with us following the Transactions, which may materially adversely affect the ability of us to attract and retain key personnel during the pendency of the Transactions.

Some of our directors and executive officers have interests in seeing the Transactions completed that are different from, or in addition to, those of our other stockholders.

Certain of the directors and executive officers of the Company have interests in the Transactions that are different from other stockholders of the Company. Some of these interests include:

•
Pursuant to the Merger Agreement, at the Effective Time, the Cousins board of directors will have nine members, including three directors designated by our Board prior to the effective time of the Merger—Ms. Brenda J. Mixson, Mr. Charles T. Cannada and Mr. Edward M. Casal—and one director designated by TPG VI Pantera Holdings, L.P. (“TPG Pantera”)—Mr. Kelvin L. Davis—pursuant to the stockholders agreement between Cousins and TPG Pantera;

•
At the Effective Time, the New Parkway board of directors will have seven members, including two directors designated by our Board prior to the Effective Time—Mr. James A. Thomas and Mr. James R. Heistand—and two directors designated by TPG Pantera—Mr. Avi Banyasz and Mr. Frank J. “Tripp” Johnson—pursuant to a stockholders agreement to be entered into between New Parkway and TPG Pantera; and

•
In connection with the Merger, in some cases, certain of our executive officers and directors that own stock options, RSUs and LTIP Units of the Company will have such securities converted into the right to receive options to purchase Cousins common stock, Cousins RSUs, Cousins common stock or our Operating Partnership units. These interests may influence the directors and executive officers of Cousins and Parkway and their vote on the applicable stockholder proposals.

Additionally, we have entered into employment agreements with certain executive officers, pursuant to which such executive officers may become entitled to certain payments of benefits upon the consummation of a change in control and/or upon a related qualifying termination of employment.

TPG Pantera and Mr. Thomas, the chairman of our board of directors, are significant stockholders and may have interests that differ from our other stockholders.

TPG Pantera and TPG VI Management, LLC ("TPG Management"), an affiliate of TPG Pantera (collectively, the "TPG Entities"), and Mr. Thomas, the chairman of our board of directors, are significant stockholders in our company on a fully diluted basis. In connection with the Transactions, the TPG Entities entered into a stockholders agreement with Cousins and will enter into a stockholders agreement with New Parkway that grant them certain rights, including, among other things, the right to nominate a specified number of directors to the board of directors of the combined company and to the board of directors of New Parkway, respectively, based on their ownership interest in the respective companies. Mr. Thomas, and certain other holders of the Operating Partnership units that are affiliated with him, have also entered into a letter agreement with us and the Operating Partnership that provides, among other things, that we will cause Mr. Thomas to be appointed chairman of New Parkway and that we will modify certain existing tax protection agreements in favor of Mr. Thomas. Therefore, the interests of the TPG Entities and Mr. Thomas may differ from the interests of our other stockholders and, given their significant ownership in us, they may have significant influence on the stockholders’ vote to approve the Merger.

For a discussion of potential risks and uncertainties, please refer to Item 1A–Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2016 that were not registered under the Securities Act.

Purchase of Equity Securities by the Issuer

The Company did not repurchase any securities during the quarter ended June 30, 2016.

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

3.1	Amendment to the Bylaws of Parkway Properties, Inc., as amended effective April 28, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed April 29, 2016).

10.1
Letter Agreement, dated April 28, 2016, by and among Parkway Properties, Inc., Parkway Properties LP, James A. Thomas, The Lumbee Clan Trust, Thomas Partners, Inc., Thomas Investment Partners, Ltd. and Thomas-Pastron Family Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 29, 2016).

10.2*
Waiver to Employment Agreement, by and among Parkway Properties, Inc., Cousins Properties Incorporated and James R. Heistand, dated April 28, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 29, 2016).

10.3*
Waiver to Employment Agreement, by and among Parkway Properties, Inc., Cousins Properties Incorporated and M. Jayson Lipsey, dated April 28, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 29, 2016).

10.4*
Waiver to Employment Agreement, by and among Parkway Properties, Inc., Cousins Properties Incorporated and Scott E. Francis, dated April 28, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 29, 2016).

10.5*
Waiver to Employment Agreement, by and among Parkway Properties, Inc., Cousins Properties Incorporated and Jason A. Bates, dated April 28, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed April 29, 2016).

10.6
Letter Agreement, dated May 6, 2016, by and among Teacher Retirement System of Texas, PPOF II, LLC, Parkway Properties LP and Cousins Properties Incorporated (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 12, 2016).

10.7
Fifth Amendment to Limited Partnership Agreement of Parkway Properties Office Fund II, L.P., dated May 6, 2016, by and among PPOF II, LLC, Parkway Properties LP and Teacher Retirement System of Texas(incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed May 12, 2016).

10.8*	Parkway Properties, Inc. 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 20, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Voting Agreement, dated April 28, 2016, by and among Cousins Properties Incorporated, TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC (incorporated by reference to Exhibit 99.5 to the Company’s Form 8-K filed April 29, 2016).

101
The following materials from Parkway Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income (loss), (iii) consolidated statement of changes in equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements.**

* Denotes a management contract or compensatory plan, contract or arrangement.

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

DATE: August 8, 2016
  PARKWAY PROPERTIES, INC.

  BY: /s/ Scott E. Francis

Scott E. Francis
Executive Vice President and
Chief Accounting Officer